Form 10KSB
period 2006-10-31
ONE EARTH ENERGY LLC
filed 2007-02-05
CIK 1360944

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

SPECIAL FINANCIAL REPORT PURSUANT TO Rule 15(d) - 2

☑	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

☐	Contains only financial statements for the fiscal year ended October 31, 2006.
Commission file number 333-135729
ONE EARTH ENERGY, LLC
(Name of small business issuer in its charter)

Illinois	20-3852246
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1306 West 8th Street, Gibson City, IL	60936
(Address of principal executive offices)	(Zip Code)
(217) 784-4284
(Issuer’s telephone number)
Securities registered under Section 12(b) of the Exchange Act:
None
Securities registered under Section 12(g) of the Exchange Act:
None
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
State issuer’s revenues for its most recent fiscal year. None
As of October 31, 2006, the aggregate market value of the membership units held by non-affiliates (computed by reference to the most recent offering price of such membership units) was $0.
As of October 31, 2006, there were 855 membership units outstanding.
Transitional Small Business Disclosure Format (Check one): ☐ Yes ☑ No
This Special Report is filed under cover of the facing sheet of Form 10-KSB in accordance with Rule 15(d)-2 of the Securities Exchange Act of 1934 and contains only financial statements for the fiscal year ended October 31, 2006.

ONE EARTH ENERGY, LLC

EXPLANATORY NOTE
     Rule 15d-2 under the Securities exchange Act of 1934, as amended, provides generally that if a company files a registration statement under the Securities Act of 1933, as amended, which does not contain certified financial statements for the company’s last full fiscal year (or for the life of the company if less than a full fiscal year), then the company must, within 90 days after the effective date of the registration statement, file a special report furnishing certified financial statements for the last full fiscal year or other period, as the case may be. Rule 15d-2 further provides that the special financial report is to be filed under cover of the facing sheet of the form appropriate for annual reports of the company.
     One Earth Energy, LLC’s Registration Statement on Form SB-2 did not contain the certified financial statements for the year ended October 31, 2006, as contemplated by Rule 15d-2. Therefore, as required by Rule 15d-2, One Earth Energy, LLC is hereby filing such certified financial statements with the SEC under cover of the facing page of an Annual Report of Form 10-KSB.
CONTROLS AND PROCEDURES
     Our management, including our President (the principal executive officer), Steve Kelly, along with our Treasurer, (the principal financial officer), Jack Murray, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2006. Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.
     Our management, consisting of our President and our Treasurer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of October 31, 2006, and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
One Earth Energy, LLC
Gibson City, Illinois
We have audited the accompanying balance sheet of One Earth Energy, LLC (a development stage company), as of October 31, 2006, and the related statements of operations, changes in members’ equity, and cash flows for the period from inception (November 28, 2005) to October 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of One Earth Energy, LLC (a development stage company), as of October 31, 2006, and the results of its operations and its cash flows for the period from inception (November 28, 2005) to October 31, 2006, in conformity with accounting principles generally accepted in the United Stated States of America.
Certified Public Accountants
Minneapolis, Minnesota
December 15, 2006

ONE EARTH ENERGY, LLC
(A Development Stage Company)
Balance Sheet

October 31,
2006
ASSETS

Current Assets
Cash and cash equivalents	$606,979
Prepaid expenses	33,041

Total current assets	640,020

Property and Equipment
Office equipment	6,867
Less accumulated depreciation	(572)

Net property and equipment	6,295

Other Assets
Deferred offering costs	282,376
Land options	37,000

Total other assets	319,376

Total Assets	$965,691

LIABILITIES AND EQUITY

Current Liabilities
Accounts payable	$80,558
Accrued expenses	961

Total current liabilities	81,519

Commitments and Contingencies

Members’ Equity
Member contributions, 855 Class A units outstanding less costs of raising capital	1,424,470
Deficit accumulated during development stage	(540,298)

Total members’ equity	884,172

Total Liabilities and Members’ Equity	$965,691

Notes to Financial Statements are an integral part of this Statement.

ONE EARTH ENERGY, LLC
(A Development Stage Company)
Statement of Operations

From Inception
(November 28, 2005)
to October 31, 2006
Revenues	$—

Operating Expenses
Preproduction startup costs	271,652
Professional fees	156,434
General and administrative	163,581

Total	591,667

Operating Loss	(591,667)

Other Income (Expense)
Grant income	20,000
Other income	5,000
Interest income	26,369

Total	51,369

Net Loss	$(540,298)

Weighted Average Units Outstanding	622

Net Loss Per Unit	$(869)

Notes to Financial Statements are an integral part of this Statement.

ONE EARTH ENERGY, LLC
(A Development Stage Company)
Statement of Changes in Members’ Equity

Balance — November 28, 2005 (Date of Inception)	$—

Capital contributions - 855 units, $1,666.67 per unit, February 2006	1,425,000

Costs of raising capital	(530)

Net loss for the period from inception to October 31, 2006	(540,298)

Balance — October 31, 2006	$884,172

Notes to Financial Statements are an integral part of this Statement.

ONE EARTH ENERGY, LLC
(A Development Stage Company)
Statement of Cash Flows

From Inception
(November 28, 2005)
to October 31, 2006
Cash Flows from Operating Activities
Net loss	$(540,298)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	572
Change in assets and liabilities
Prepaid expenses	(33,041)
Accounts payable	10,096
Accrued expenses	961

Net cash used in operating activities	(561,710)

Cash Flows from Investing Activities
Payment for land options	(37,000)
Capital expenditures	(6,867)

Net cash used in investing activities	(43,867)

Cash Flows from Financing Activities
Payments for deferred offering costs	(211,914)
Payments for cost of raising capital	(530)
Member contributions	1,425,000

Net cash provided by financing activities	1,212,556

Net Increase in Cash and Cash Equivalents	606,979

Cash and Cash Equivalents — Beginning of Period	—

Cash and Cash Equivalents — End of Period	$606,979

Supplemental Disclosure of Noncash Investing and Financing Activities

Deferred offering costs included in accounts payable	$70,462

Notes to Financial Statements are an integral part of this Statement.

ONE EARTH ENERGY, LLC
(A Development Stage Company)
Notes to Financial Statements
October 31, 2006
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
One Earth Energy, LLC (an Illinois Limited Liability Company) was organized in November 2005 to pool investors to build a 100 million gallon annual production ethanol plant near Gibson City, Illinois. Construction is anticipated to take 14-16 months with expected completion during the summer of 2008. As of October 31, 2006, the Company is in the development stage with its efforts being principally devoted to equity raising and organizational activities.
Fiscal Reporting Period
The Company adopted a fiscal year ending October 31 for reporting financial operations.
Accounting Estimates
Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.
Significant estimates include the deferral of expenditures for offering costs which are dependent upon successful financing and project development, as discussed below. It is at least reasonably possible that these estimates may change in the near term.
Cash and Cash Equivalents
The Company will consider all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The carrying value of cash and equivalents approximates the fair value.
The Company maintains its accounts at one financial institution. At times throughout the year, the Company’s cash and equivalents balances may exceed amounts insured by the Federal Deposit Insurance Corporation. Cash in money market accounts is not federally insured. At October 31, 2006, money market funds totaled approximately $535,600.
Deferred Offering Costs
The Company defers the costs incurred to raise equity financing until that financing occurs. At such time that the issuance of new equity occurs, these costs will be netted against the proceeds received, or if the financing does not occur, they will be expensed.
Property and Equipment
Property and equipment are stated at the lower of cost or estimated fair value. Depreciation is provided over an estimated useful life by use of the straight line depreciation method. Maintenance and repairs is expensed as incurred; major improvements and betterments are capitalized.
The Company has incurred substantial consulting, permitting, and other pre-construction services related to building its facilities. Due to the substantial current uncertainties regarding the Company’s ability to proceed with the ultimate facility construction until the Company has raised debt and equity financing, the Company expenses these preconstruction costs as incurred.

ONE EARTH ENERGY, LLC
(A Development Stage Company)
Notes to Financial Statements
October 31, 2006
Grants
The Company recognizes grant proceeds as other income for reimbursement of expenses incurred upon complying with the conditions of the grant. For reimbursements of capital expenditures, the grants are recognized as a reduction of the basis of the asset upon complying with the conditions of the grant. Grant income received for incremental expenses that otherwise would not have been incurred are netted against the related expense.
Income Taxes
The Company is treated as a partnership for federal and state income tax purposes and generally does not incur income taxes. Instead, its earnings and losses are included in the income tax returns of the members. Therefore, no provision or liability for federal or state income taxes has been included in these financial statements.
Organizational and Start Up Costs
The Company expenses all organizational and start up costs as incurred.
Fair Value of Financial Instruments
The carrying value of cash and cash equivalents approximates fair value.
Recently Issued Accounting Pronouncements
Management has reviewed recently issued, but not yet effective, accounting pronouncements and does not expect the implementation of these pronouncements to have a significant effect on the Company’s financial statements.
2. DEVELOPMENT STAGE ENTERPRISE
The Company was formed on November 28, 2005 to have an indefinite life. In February 2006, the Company raised $1,425,000 from five seed capital investors in exchange for 855 Class A units.
The Company has two classes of membership units: Class A units and Class B units. The Class A units and Class B units shall have no par value and shall have identical rights, obligations and privileges, except in the election of the Board of Directors and the voting rights. The Board of Directors will maintain one more Class A Director than the Class B Directors. Only Class A members can appoint Class A Directors and only Class B members can elect Class B Directors. All of the Class A units are held by founding members of the Company. Voting by members will require a majority of Class A members and a majority of Class B member’s support, subject to minimum quorum requirements.
Income and losses are allocated to all members based upon their respective percentage units held. See Note 3 for further discussion of members’ equity.
3. MEMBERS’ EQUITY
The Company has filed a Form SB-2 Registration Statement with the Securities and Exchange Commission (SEC). The Offering is for a minimum of 6,020 Class B units and up to 12,020 Class B units at $5,000 per unit for minimum proceeds of $30,100,000 and maximum offering proceeds of $60,100,000, before any costs of raising

ONE EARTH ENERGY, LLC
(A Development Stage Company)
Notes to Financial Statements
October 31, 2006
capital. An investor will have to purchase a minimum of five units. The registration became effective November 7, 2006. As of December 15, 2006, the Company had subscriptions for 435 units totaling $2,175,000.
4. GRANT
The Company was awarded a $20,000 grant from the Illinois Corn Marketing Board for the purpose of conducting a feasibility study for a 100 million gallon ethanol plant. This study was completed in August 2005.
5. RELATED PARTY TRANSACTIONS
The Company compensates its board members and general managers with a per diem of $100 per board meeting attended. For the period from inception to October 31, 2006, the Company has incurred such costs totaling approximately $18,900.
6. INCOME TAXES
The differences between financial statement basis and tax basis of assets are as follows:

October 31,
2006
Financial statement basis of assets	$965,691
Plus: organization and start-up costs capitalized	591,667

Income tax basis of assets	$1,557,358

There were no differences between the financial statement basis and tax basis of the Company’s liabilities.
7. COMMITMENTS AND CONTINGENCIES
Plant Construction
The total cost of the project, including the construction of the ethanol plant and start-up expenses, is expected to approximate $155,500,000. The Company has signed a letter of intent with a general contractor to design and build the ethanol plant for $105,997,000, which is subject to increases as the Construction Cost Index increases since September 2005, as published by the Engineering News-Record Magazine. Due to the increase in the CCI, at October 31, 2006 the estimated contract price increase is approximately $4,810,000. The project budget includes a construction contingency of approximately $7,950,000 for potential increases in costs. The construction price in the letter of intent assumes the use of non-union labor. If the contractor is required to employ union labor, the contract price may need to be increased. The letter of intent shall terminate on December 31, 2007 unless the basic size and design of the facility have been determined. Furthermore, the letter of intent shall terminate on December 31, 2008 unless financing for the facility has been secured. Either of the aforementioned dates may be extended upon mutual written agreement. The Company anticipates funding the development of the ethanol plant by raising total equity between $30,100,000 and $60,100,000, in addition to the initial $1,425,000 in seed capital already raised, and securing financing for up to approximately $98,955,000, less any grants received. The amount of debt financing needed depends on the amount of equity raised in the Offering.
Although the Company has not yet entered into a design-build agreement, in December 2005, the Company entered into a Phase I and Phase II engineering services agreement with an affiliate of the anticipated general contractor. In exchange for the performance of certain engineering and design services, the Company has agreed to pay a fixed

ONE EARTH ENERGY, LLC
(A Development Stage Company)
Notes to Financial Statements
October 31, 2006
amount, which will be credited against the total design-build contract as well as certain reimbursable expenses. Either party may terminate this agreement upon 20 days written notice.
Land options
The Company is considering several locations for the proposed ethanol plant. The Company has purchased land options on two potential sites.
In February 2006, the Company entered into a contract with an unrelated party to have the option to purchase approximately 10 acres of land in Ford County, Illinois, for $100,000, until February 2007. The Company paid $10,000 for this option, which will be applied to the final purchase price if exercised. This site is adjacent to the following three options in Ford County.
In April 2006, the Company entered into a contract with an unrelated party to have the option to purchase approximately 34 acres of land in Ford County, Illinois, until April 2007. The purchase price for the property shall be $12,000 per acre if the option is exercised during the first nine months of the option period and $14,000 if it is exercised in the final three months of the option period. The Company paid $10,000 for this option which will be applied to the final purchase price if exercised.
In April 2006, the Company entered into a contract with an unrelated party to have the option to purchase approximately 35 acres of land in Ford County, Illinois, for $6,400 per acre until April 2007. The Company paid $10,000 for this option, which will be applied to the final purchase price if exercised.
In November 2006, the Company entered into a contract with unrelated parties to have the option to purchase a minimum of 2 acres of land in Ford County, Illinois, for $20,000 per acre until November 2007. The Company paid $10,000 for this option, which will be applied to the final purchase price if exercised. This option is for land to drill a well to pump water to the plant.
In March 2006, the Company entered into a contract with an unrelated party to have the option to purchase approximately 81 acres of land in Champaign County, Illinois, for $1,498,500, until March, 2007. The Company paid $7,000 for this option, which will be applied to the final purchase price if exercised.
Consulting Contracts
In January 2006, the Company entered into an agreement with an unrelated party to provide consulting services related to government financing and incentive programs with estimated fees totaling approximately $25,000. The consulting will be charged on an hourly basis and include reimbursement for expenses at cost plus a 10% administrative fee.
In February 2006, the Company entered into an agreement with an unrelated party to provide surveying services for an estimated cost of $8,500.
In March 2006, the Company entered into an agreement with an unrelated party for consulting and energy management services for supplies of natural gas and electricity for the plant. The fees for these services shall be $3,500 per month, plus pre-approved travel expenses. The agreement commenced in February 2006 and will continue until twelve months after the plant’s completion. The fees for the services will increase 4% per year on the anniversary date of the effective date of the agreement. The agreement will be month-to-month after the initial term. This agreement may be terminated by either party effective after the initial term upon sixty days prior written notice.

ONE EARTH ENERGY, LLC
(A Development Stage Company)
Notes to Financial Statements
October 31, 2006
In March 2006, the Company entered into an agreement with an unrelated party to provide consulting services in the development, financing, start-up and construction of the plant. The Company will pay the consultant $125,000 per year for these services plus reimbursement for expense. This agreement may be terminated upon 30 days notice only for cause meaning substantial noncompliance with material terms of the agreement.
In May 2006, the Company entered into a consulting agreement for assistance in negotiating contracts and equity marketing activities. The Company paid a one-time commitment fee of $15,000 upon execution of the agreement. The Company was required to pay $60,000 upon receipt of equity marketing materials, an additional $60,000 thirty days after receipt of the equity marketing materials and $15,000 when debt financing is secured. The consulting company will provide on site consulting services for which it will be paid up to $1,500 per week plus reimbursement of expenses up to $1,000 per week. The agreement may be terminated by the Company prior to receipt of equity marketing materials with payment to be made for services provided to date of termination. If the agreement was terminated after the date of receipt of equity marketing materials, the Company was required to make all payments required by the agreement.
Equity agreement
In May 2006, the Company entered into an agreement with an unrelated corporation for the sale of 4,980 Class B units of the Company at $5,000 per unit for a total price of $24,900,000. The corporation is obligated to purchase these units if certain conditions are met, such as raising $30,100,000 in equity financing and securing a binding loan financing commitment. The agreement expires if the Company does not meet the conditions for the corporation’s purchase of units by June 30, 2007 or upon mutual termination.
Ethanol Marketing Contract
In September 2006, the Company entered into an ethanol marketing contract with an unrelated party (marketer). Under the terms of the agreement, the marketer will purchase all of the Company’s ethanol production during the term of the contract. The Company will pay a fixed rate fee per net gallon of ethanol for the marketer’s services during the term of the contract. Additionally, the Company is also required to share with the marketer the additional profits derived from the marketer’s gains on swaps and exchanges. The contract will continue for three years following the first day of ethanol production, with automatic renewals after the initial three-year term unless terminated by either party.
Distillers Grains Marketing Contract
In November 2006, the Company entered into a marketing agreement with a company for the purpose of marketing and selling all the distillers grains the Company produces. The initial term of the agreement is three years, and shall remain in effect until terminated by either party at its unqualified option, by providing written notice of not less than 90 days to the other party.

EXHIBITS
     The following exhibits are filed as part of, or are incorporated by reference into, this report:

Method of
Exhibit No.	Description	Filing
31.1	Certificate Pursuant to 17 CFR 240.13(a)-14(a)	*

31.2	Certificate Pursuant to 17 CFR 240.13(a)-14(a)	*

32.1	Certificate Pursuant to 18 U.S.C. Section 1350	*

32.2	Certificate Pursuant to 18 U.S.C. Section 1350	*

(*)	Filed herewith.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONE EARTH ENERGY, LLC
Date: February 2, 2007	/s/ Steve Kelly
Steve Kelly
President & Director (Principal Executive Officer)

Date: February 4, 2007	/s/ Jack Murray
Jack Murray
Secretary/Treasurer & Director (Principal Financial and Accounting Officer)

     In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated:

Date: February 2, 2007	/s/ Steve Kelly
Steve Kelly, President & Director
(Principal Executive Officer)

Date: February 4, 2007	/s/ Jack Murray
Jack Murray, Secretary/Treasurer, Director (Principal Financial and Accounting Officer)

Date: February 2, 2007	/s/ Scott Docherty
Scott Docherty, Vice President and Director

Date: February 2, 2007	/s/ Patrick Feeney
Patrick Feeney, Director

Date: February 1, 2007	/s/ Bruce Bastert
Bruce Bastert, Director

Date: February 1, 2007	/s/ Cary Hinton
Cary Hinton, Director

Date: February 1, 2007	/s/ Robert Landau
Robert Landau, Director

Date: February 2, 2007	/s/ Roger Miller
Roger Miller, Director

Date: February 1, 2007	/s/ Patrick Quinlan
Patrick Quinlan, Director

Date: February 2, 2007	/s/ Louis Schwing
Louis Schwing, Jr., Director