Form 10QSB
period 2007-01-31
ONE EARTH ENERGY LLC
filed 2007-03-19
CIK 1360944

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal quarter ended January 31, 2007
OR

☐	Transition report under Section 13 or 15(d) of the Exchange Act.
For the transition period from           to          .
Commission file number 333-135729
ONE EARTH ENERGY, LLC
(Exact name of small business issuer as specified in its charter)

Illinois (State or other jurisdiction of incorporation or organization)	20-3852246 (I.R.S. Employer Identification No.)
1306 West 8th Street, Gibson City, IL 60936
(Address of principal executive offices)
(217) 784-4284
(Issuer’s telephone number)
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date: As of March 1, 2007 there were 855 Class A membership units outstanding.
Transitional Small Business Disclosure Format (Check one): ☐ Yes ☑ No

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
ONE EARTH ENERGY, LLC

ONE EARTH ENERGY, LLC
(A Development Stage Company)
Balance Sheet

January 31,
2007

(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$145,866
Grant receivable	86,578
Prepaid expenses	23,453

Total current assets	255,897

Property and Equipment
Office equipment	11,345
Less accumulated depreciation	(1,217)

Net property and equipment	10,128

Other Assets
Deferred offering costs	667,441
Land options	47,000

Total other assets	714,441

Total Assets	$980,466

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Accounts payable	$180,811

Total current liabilities	180,811

Commitments and Contingencies

Members’ Equity
Member contributions, 855 units outstanding less costs of raising capital	1,424,470
Deficit accumulated during development stage	(624,815)

Total members’ equity	799,655

Total Liabilities and Members’ Equity	$980,466

Notes to Financial Statements are an integral part of this Statement.

ONE EARTH ENERGY, LLC
(A Development Stage Company)
Statements of Operations

	Three Months Ended	From Inception	From Inception
	January 31,	(November 28, 2005)	(November 28, 2005)
	2007	to January 31, 2006	to January 31, 2007

	(unaudited)	(unaudited)	(unaudited)
Revenues	$—	$—	$—

Operating Expenses
Preproduction startup costs	73,346	—	344,998
Professional fees	32,022	50,223	188,456
General and administrative	69,389	7,473	232,970

Total	174,757	57,696	766,424

Operating Loss	(174,757)	(57,696)	(766,424)

Other Income
Grant income	86,578	20,000	106,578
Other income	—	5,000	5,000
Interest income	3,662	—	30,031

Total	90,240	25,000	141,609

Net Loss	$(84,517)	$(32,696)	$(624,815)

Weighted Average Units Outstanding	855	—	672

Net Loss Per Unit	$(99)	$—	$(930)

Notes to Financial Statements are an integral part of this Statement.

ONE EARTH ENERGY, LLC
(A Development Stage Company)
Statements of Cash Flows

	Three Months Ended	From Inception	From Inception
	January 31,	(November 28, 2005)	(November 28, 2005)
	2007	to January 31, 2006	to January 31, 2007
	(unaudited)	(unaudited)	(unaudited)
Cash Flows from Operating Activities
Net loss	$(84,517)	$(32,696)	$(624,815)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	645	—	1,217
Change in assets and liabilities Grant receivable	(86,578)	—	(86,578)
Prepaid expenses	9,588	(6,917)	(23,453)
Accounts payable	85,986	—	96,082
Accrued expenses	(961)	7,047	—

Net cash used in operating activities	(75,837)	(32,566)	(637,547)

Cash Flows from Investing Activities
Payment for land options	(10,000)	—	(47,000)
Capital expenditures	(4,478)	—	(11,345)

Net cash used in investing activities	(14,478)	—	(58,345)

Cash Flows from Financing Activities
Payments for deferred offering costs	(370,798)	(2,610)	(582,712)
Payments for cost of raising capital	—	—	(530)
Member contributions	—	75,000	1,425,000

Net cash provided by (used in) financing activities	(370,798)	72,390	841,758

Net Increase (Decrease) in Cash and Cash Equivalents	(461,113)	39,824	145,866

Cash and cash equivalents — Beginning of Period	606,979	—	—

Cash and cash equivalents — End of Period	$145,866	$39,824	$145,866

Supplemental Disclosure of Noncash Investing and Financing Activities

Deferred offering costs included in accounts payable	$84,729	$—	$84,729

Notes to Financial Statements are an integral part of this Statement.

ONE EARTH ENERGY, LLC
(A Development Stage Company)
Notes to Financial Statements (unaudited)
January 31, 2007
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended October 31, 2006, contained in the Company’s annual report on
Form 10-KSB for 2006.
In the opinion of management, the interim condensed financial statements reflect all adjustments considered necessary for fair presentation. The adjustments made to these statements consist only of normal recurring adjustments.
Nature of Business
One Earth Energy, LLC (an Illinois Limited Liability Company) was organized in November 2005 to pool investors to build a 100 million gallon annual production ethanol plant near Gibson City, Illinois. Construction is anticipated to take 18-21 months with expected completion during the fourth quarter of 2008. As of January 31, 2007, the Company is in the development stage with its efforts being principally devoted to equity raising and organizational activities.
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
The Company maintains its accounts at one financial institution. At times throughout the year, the Company’s cash and equivalents balances may exceed amounts insured by the Federal Deposit Insurance Corporation. Cash in money market accounts is not federally insured. At January 31, 2007, money market funds totaled approximately $142,408.
Deferred Offering Costs
The Company defers the costs incurred to raise equity financing until that financing occurs. At such time that the issuance of new equity occurs, these costs will be netted against the proceeds received, or if the financing does not occur, they will be expensed.

ONE EARTH ENERGY, LLC
(A Development Stage Company)
Notes to Financial Statements (unaudited)
January 31, 2007
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

ONE EARTH ENERGY, LLC
(A Development Stage Company)
Notes to Financial Statements (unaudited)
January 31, 2007
Income and losses are allocated to all members based upon their respective percentage units held. See Note 3 for further discussion of members’ equity.
3. MEMBERS’ EQUITY
The Company has filed a Form SB-2 Registration Statement with the Securities and Exchange Commission (SEC), which became effective November 7, 2006. The Offering is for a minimum of 6,020 Class B units and up to 12,020 Class B units at $5,000 per unit for minimum proceeds of $30,100,000 and maximum offering proceeds of $60,100,000, before any costs of raising capital. An investor will have to purchase a minimum of five units. As of January 31, 2007, the Company had subscriptions for 2,436 units totaling $12,180,000.
4. GRANT
The Company was awarded a $20,000 grant from the Illinois Corn Marketing Board for the purpose of conducting a feasibility study for a 100 million gallon ethanol plant. This study was completed in August 2005.
The Company was awarded a $100,000 Value-Added Producer Grant from the United States Department of Agriculture. The Company will match the grant funding with an amount equal to $100,000. The matching funds will be spent at a rate equal to or in advance of grant funds, with the expenditure of matching funds not to occur until the date the grant began, which was September 1, 2006. The funding period for the grant will conclude within one year of the date of the signed agreement, but no later than August 31, 2007. The grant funds and matching funds shall only be used for the purposes stated within the grant budget. As of January 31, 2007, the Company has incurred approximately $86,500 of expenses reimbursable by the grant, which is included in grant receivable.
5. RELATED PARTY TRANSACTIONS
The Company compensates its board members with a per diem of $100 per board meeting and $50 per equity drive meeting attended. For the period from inception to January 31, 2007, the Company has incurred such costs totaling approximately $46,450.
6. COMMITMENTS AND CONTINGENCIES
Plant Construction
The total cost of the project, including the construction of the ethanol plant and start-up expenses, is expected to approximate $161,500,000. The Company has signed a letter of intent with a general contractor to design and build the ethanol plant for $105,997,000, which is subject to increases as the Construction Cost Index increases since September 2005, as published by the Engineering News-Record Magazine. Due to the increase in the CCI, at January 31, 2007 the estimated contract price increase is approximately $4,768,000. The project budget includes a construction contingency of approximately $7,950,000 for potential increases in costs. The construction price in the letter of intent assumes the use of non-union labor. If the contractor is required to employ union labor, the contract price may need to be increased. The letter of intent shall terminate on December 31, 2007 unless the basic size and design of the facility have been determined. Furthermore, the letter of intent shall terminate on December 31, 2008 unless financing for the facility has been secured. Either of the aforementioned dates may be extended upon mutual written agreement. The Company anticipates funding the development of the ethanol plant by raising total equity between $30,100,000 and $60,100,000, in addition to the initial $1,425,000 in seed capital already raised, and securing financing for up to approximately $98,955,000, less any grants received. The amount of debt financing needed depends on the amount of equity raised in the Offering.
Although the Company has not yet entered into a design-build agreement, in December 2005, the Company entered into a Phase I and Phase II engineering services agreement with an affiliate of the anticipated general contractor. In exchange for the performance of certain engineering and design services, the Company has agreed to pay a fixed

ONE EARTH ENERGY, LLC
(A Development Stage Company)
Notes to Financial Statements (unaudited)
January 31, 2007
amount, which will be credited against the total design-build contract as well as certain reimbursable expenses. Either party may terminate this agreement upon 20 days written notice.
Land options
The Company is considering several locations for the proposed ethanol plant. The Company has purchased land options on two potential sites.
In February 2006, the Company entered into a contract with an unrelated party to have the option to purchase approximately 10 acres of land in Ford County, Illinois, for $100,000, until March 2007. The Company paid $10,000 for this option, which will be applied to the final purchase price if exercised. This site is adjacent to the following three options in Ford County.
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
In March 2006, the Company entered into a contract with an unrelated party to have the option to purchase approximately 81 acres of land in Champaign County, Illinois, for $1,498,500, until March, 2007. The Company paid $7,000 for this option, which will be applied to the final purchase price if exercised. This option expired on March 13, 2007.
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
In March 2006, the Company entered into an agreement with an unrelated party to provide consulting services in the development, financing, start-up and construction of the plant. The Company will pay the consultant $125,000 per

ONE EARTH ENERGY, LLC
(A Development Stage Company)
Notes to Financial Statements (unaudited)
January 31, 2007
year for these services plus reimbursement for expense. This agreement may be terminated upon 30 days notice only for cause meaning substantial noncompliance with material terms of the agreement. The Company has decided not to renew this agreement and have agreed to pay the unrelated party’s consulting fee through April 17, 2007, the end of the contract term.
In May 2006, the Company entered into a consulting agreement for assistance in negotiating contracts and equity marketing activities. The Company paid a one-time commitment fee of $15,000 upon execution of the agreement. The Company paid $60,000 upon receipt of equity marketing materials, and $60,000 thirty days after receipt of the equity marketing materials and is required to pay an additional $15,000 when debt financing is secured. The consulting company will provide on site consulting services for which it will be paid up to $1,500 per week plus reimbursement of expenses up to $1,000 per week. As of March 1, 2007, the Company received subscriptions for approximately 3,573 units through the registered offering for an aggregate amount of approximately $17,865,000. The Company has not yet accepted any of the subscriptions.
Equity agreement
In May 2006, the Company entered into an agreement with an unrelated corporation for the sale of 4,980 Class B units of the Company at $5,000 per unit for a total price of $24,900,000. The corporation is obligated to purchase these units if certain conditions are met, such as raising $30,100,000 in equity financing and securing a binding loan financing commitment. The agreement expires if the Company does not meet the conditions for the corporation’s purchase of units by June 30, 2007 or upon mutual termination. As of March 1, 2007, the Company received subscriptions for approximately 3,573 units through the registered offering for an aggregate amount of approximately $17,865,000. The Company has not yet accepted any of these subscriptions.
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

Item 2. Management’s Discussion and Analysis and Plan of Operations.
Forward Looking Statements
     This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “will,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the following factors:
•	Investors’ ability to pay the outstanding balances on promissory notes after the closing of the offering;

•	Our ability to obtain the debt financing necessary to construct and operate our plant;

•	Our ability to enter into binding agreements with Fagen, Inc. and ICM, Inc. to build our plant;

•	Changes in our business strategy, capital improvements or development plans;

•	Construction delays and technical difficulties in constructing the plant;

•	Changes in the environmental regulations that apply to our plant site and operations;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Changes in the availability and price of natural gas and the market for ethanol and distillers grains;

•	Changes in federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives);

•	Changes and advances in ethanol production technology; and

•	Competition from alternative fuel additives.
     Our actual results or actions could and likely will differ materially from those anticipated in the forward-looking statements for many reasons, including the reasons described in this report. We are not under any duty to update the forward-looking statements contained in this report. We cannot guarantee future results, levels of activity, performance or achievements. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.
Overview
     We are an Illinois limited liability company organized on November 28, 2005 with the name of One Earth Energy, LLC. We were formed for the purpose of constructing and operating a 100 million gallon dry mill corn-processing ethanol plant which is expected to be located near Gibson City, Illinois in Ford County. Based upon engineering specifications produced by Fagen, Inc., we expect that the plant will annually consume approximately

36 million bushels of corn and as much as 9,000 Million British Thermal Units (“MMBtu”) of natural gas per day and produce approximately 100 million gallons of fuel grade ethanol and 321,000 tons of distillers grains for animal feed each year.
     We estimate the total project will cost approximately $161,500,000. We have entered into a non-binding letter of intent with Fagen, Inc., for the design and construction of our proposed ethanol plant for a price of $105,997,000, exclusive of any change orders we may approve. In addition, our letter of intent with Fagen, Inc. provides for an upward adjustment of the construction price in an amount equal to the percentage increase in the Construction Cost Index published by Engineering News-Record Magazine (“CCI”) for the month in which we give a notice to proceed to Fagen, Inc. over the CCI published for September 2005. Therefore, the cost of our plant could be significantly higher than the $105,997,000 construction price in the letter of intent. Accordingly, we have budgeted $7,949,775 for our construction contingency to help offset higher construction costs; however, this may not be sufficient to offset increased costs. We anticipate entering into a definitive agreement with Fagen, Inc. for the design and construction services in exchange for a lump sum price equal to $105,997,000 plus any adjustment as set forth in our letter of intent when we have received the minimum amount of funds necessary to break escrow and have received a debt financing commitment sufficient to carry out our business plan.
     We have executed a Phase I and Phase II Engineering Services Agreement with Fagen Engineering, LLC, an entity related to our design-builder Fagen, Inc., for the performance of certain engineering and design work. Fagen Engineering, LLC performs the engineering services for projects constructed by Fagen, Inc. In exchange for certain engineering and design services, we have agreed to pay Fagen Engineering, LLC a lump-sum fixed fee, which will be credited against the total design-build costs.
     Except for the letter of intent with Fagen, Inc. and a Phase I and Phase II Engineering Services Agreement with Fagen Engineering, LLC for the performance of certain engineering and design services, we do not have any agreements with any contractor for the labor or materials necessary to build the plant. As a result, our anticipated total project cost is not a firm estimate and is expected to change from time to time as the project progresses.
     We have two classes of membership units: class A units and class B units. Pursuant to our operating agreement our class A units and class B units have no par value and have identical rights, obligations and privileges, except in the election of the board of directors and the voting rights. Our board of directors will maintain one more class A director than the class B directors. Only class A members can appoint class A directors and only class B members can elect class B directors. All of our class A units are held by our founding members.
     We expect to capitalize our project using a combination of equity and debt to supplement the proceeds from our previous private placements. Through our previous private placements, we raised aggregate proceeds of $1,425,000 to fund our development, organizational and offering expenses. We then filed a Registration Statement for an initial public offering of our units with the Securities and Exchange Commission on Form SB-2 (SEC Registration No. 333-135729), as amended, which became effective on November 7, 2006. We also registered these units with the state securities authorities in Illinois, Indiana, Iowa, Missouri and Wisconsin. We plan to raise a minimum of $30,100,000 and a maximum of $60,100,000 in the offering and secure the balance needed to construct the plant through federal, state and local grants and debt financing.
     We expect to obtain a significant amount of our equity financing from a single institutional investor in a subsequent private placement. On May 26, 2006, we entered into an agreement and a guaranty with Farmers Energy Incorporated (“FEI”) for the sale of 4,980 class B units at $5,000 per unit for a total price of $24,900,000. FEI is obligated to purchase these units if certain conditions are met by June 30, 2007, such as raising $30,100,000 in equity financing and securing a binding loan financing commitment. The agreement expires if the Company does not meet the conditions for FEI’s purchase of units by June 30, 2007 or upon mutual termination.
     As of March 1, 2007, we received subscriptions for approximately 3,573 units, for an aggregate amount of $17,865,000. However, we have not yet closed the offering, accepted any of the subscription agreements or released funds from escrow. We will require a significant amount of debt financing to complete our project. We are engaging in preliminary discussions with potential senior lenders, however, no agreement has been executed yet. If we do not secure the necessary debt financing, we will not be able to construct our proposed ethanol plant and may have to abandon our business.

     We are still in the development phase, and until the proposed ethanol plant is operational, we will generate no revenue. We anticipate that accumulated losses will continue to increase until the ethanol plant is operational. We currently estimate that the construction of the plant will be completed in the fourth quarter of 2008.
Plan of Operations to Start-Up of the Ethanol Plant
     We expect to spend at least the next 12 months focused on completion of project capitalization, site acquisition and development, and plant construction. We do not expect to complete construction and commence operations until 18 to 21 months from ground-breaking. We expect the funds raised in our previous private placements to supply us with enough cash to cover our costs, including staffing, office costs, audit, legal, compliance and staff training, until we close the offering and procure debt financing. Assuming the successful completion of our registered offering and execution of debt financing agreements, we expect to have sufficient cash on hand to cover all costs associated with construction of the project, including, but not limited to, site acquisition and development, utilities, construction and equipment acquisition.
Project Capitalization
     In the next fiscal quarter, our primary focus is expected to be on project capitalization. We expect to raise funds through our registered offering, collect the offering proceeds from investors, identify potential sources of debt financing and secure a written debt financing commitment from a senior lender.
     We expect to obtain a significant amount of our equity financing from a single institutional investor in a subsequent private placement. On May 26, 2006, we entered into an agreement and a guaranty with Farmers Energy Incorporated (“FEI”) for the sale of 4,980 class B units at $5,000 per unit for a total price of $24,900,000. FEI is obligated to purchase these units if certain conditions are met by June 30, 2007, such as raising $30,100,000 in equity financing and securing a binding loan financing commitment. The agreement expires if the Company does not meet the conditions for FEI’s purchase of units by June 30, 2007 or upon mutual termination.
     As of March 1, 2007, we received subscriptions for approximately 3,573 units from investors, for an aggregate amount of approximately $17,865,000. We may not be successful in obtaining subscriptions for units in an amount which exceeds our minimum offering amount of $30,100,000. Our subscription procedures also require subscribers to send 10% of the amount due at the time they sign the subscription agreement. At that time, investors are also required to provide a promissory note for the remainder. As such, even if we receive subscriptions for a sufficient number of units, we may not ultimately be able to collect all funds owed to us by investors under the subscription agreements. We will not release funds from escrow until we have cash deposits in our escrow account in excess of the minimum offering amount of $30,100,000. In addition, we must obtain a written debt financing commitment for the debt financing we need. We have begun preliminary discussions with potential lenders, but have no commitments or agreements in place.
     A debt financing commitment obligates the lender to lend us the debt financing that we need if we satisfy all the conditions of the commitment. These conditions may include, among others, the total cost of the project being within a specified amount; the receipt of engineering and construction contracts acceptable to the lender; evidence of the issuance of all permits, acceptable insurance coverage and title commitment; the contribution of a specified amount of equity; and attorney opinions. At this time, we do not know what business and financial conditions will be imposed on us by our lender. We may not satisfy the loan commitment conditions before closing the offering, or at all. If this occurs we may:
•	commence construction of the plant using all or a part of the equity funds raised while we seek another debt financing source;

•	hold the equity funds raised indefinitely in an interest-bearing account while we seek another debt financing source;

•	return the equity funds, if any, to investors with accrued interest, after deducting the currently indeterminate expenses of operating our business or partially constructing the plant before we return the funds.
          While the foregoing alternatives may be available, we do not expect to begin substantial plant construction activity before satisfying the loan commitment conditions or closing the loan transaction because it is very likely that Fagen, Inc. and any lending institution would prohibit substantial plant construction activity until satisfaction of loan commitment conditions or loan closing. In the unlikely event that the loan commitment and Fagen, Inc. permit us to spend equity proceeds prior to closing the loan and obtaining loan proceeds, we may decide to spend equity proceeds on project development expenses, such as securing critical operating contracts or owner’s construction costs such as site development expenses.
          We may qualify for various incentive programs administered by the Illinois Department of Commerce and Economic Development, such as a Renewable Fuels Development Program Grant. Grants under the Renewable Fuels Development Program are available for the construction of new biofuels production facilities in Illinois. In order to be eligible for the program, the biofuels production facility must produce at least 30 million gallons of biofuels per year. The maximum grant award under the program is $6.5 million, including up to $1.5 million in rural economic development incentives. However, the total grant award cannot exceed 10% of the total construction costs of the facility. We have not yet applied for or received firm commitments or approvals for this grant and we have no guarantee that these funds will be available to us.
          We have received a $20,000 grant from the Illinois Corn Marketing Board. In addition, we were awarded a $100,000 Value-Added Producer grant from the United States Department of Agriculture, which is to be used for start-up costs.
Site Acquisition and Development
          We expect to continue work principally on the preliminary design and development of our proposed ethanol plant, choosing our site plant, obtaining the necessary construction permits, identifying potential sources of debt financing and negotiating the corn supply, utility and other contracts. We plan to fund these initiatives using the $1,425,000 of equity capital raised in our previous private placement. We believe that our existing funds will permit us to continue our preliminary activities through the end of our registered offering. If we are unable to raise sufficient capital in our registered offering or otherwise obtain other funds, we may need to discontinue operations.
          We expect to purchase approximately 80 acres of land on which to construct our ethanol plant. We have secured four adjacent options for the construction of our plant in Ford County, Illinois, near Gibson City, where we anticipate building our plant. We also secured a fifth option for an alternative site in Champaign County, Illinois. We are waiting on approval of our rail design and resolution of water volume issues prior to making a final determination on the location of our plant. Once we have this information, we will make a decision about whether to construct our ethanol plant on our primary or secondary site. We expect to have approval of our rail design and water volume issues within the next fiscal quarter. Our board of directors, in its sole discretion, reserves the right to select the location for the plant.
          We have purchased four options for adjacent parcels of real estate for our proposed primary site in Ford County, Illinois. On February 28, 2006, we executed a real estate option agreement with Edward E. Tucker and Cynthia J. Tucker, granting us an option to purchase approximately 10 acres of land in Ford County, Illinois. Under the terms of the option agreement, we paid $10,000 and have the option to purchase the land for $10,000 per acre. This option expires on March 31, 2007. On April 17, 2006, we executed an option agreement with Lisa Foster granting us the option to purchase approximately 34 acres of land in Ford County, Illinois. Under the terms of the option agreement, we paid $10,000 and have the option to purchase the land for $12,000 per acre if the option is exercised during the first 9 months of the option period and $14,000 per acre if the option is exercised during the final 3 months of the option period. Our payment for the option will be applied towards the purchase price of the real estate if exercised. This option expires on April 17, 2007. We have provided notice of our intent to exercise our option under this agreement. On April 18, 2006, we executed an option agreement with the City of Gibson, Illinois, granting us an option to purchase approximately 35 acres of property in Ford County, Illinois. Under the terms of the option agreement, we paid $10,000 and have the option to purchase the land for $6,400 per acre. Our payment for the option will be applied towards the purchase price if exercised. This option expires on April 18, 2007.
          On November 14, 2006, we executed a real estate option agreement with Christopher Kemp, Kimberly K. Laird, Kelly Salinas, and Stanley F. Nelson, granting us the option to purchase a minimum of two acres of land in Ford County, Illinois. Under the terms of the option agreement, we paid $10,000 and have the option to purchase the land for $20,000 per acre. This option expires on November 14, 2008.
          In addition, on March 13, 2006, we executed a real estate option agreement with Don Maxwell granting us an option to purchase 81 acres of land in Champaign County, Illinois to be used as an alternate site. Under the terms of the option agreement, we paid $7,000 for the option and had the option to purchase the land for $18,500 per acre. This option expired on March 13, 2007.
Plant Construction
          We expect construction of the proposed plant to take approximately 18 to 21 months after ground-breaking. Our activities during this period will include completion of the final design and development of the plant. We also plan to negotiate and execute final contracts concerning the construction of the plant and provision of necessary electricity, natural gas and other power sources. We expect our dirt work to commence in April or May 2007, and we anticipate commencing construction in June 2007.
          Assuming the successful completion of this offering and our obtaining the necessary debt financing, we expect to have sufficient cash on hand to cover construction and related start-up costs necessary to make the plant operational. We estimate that we will need approximately $105,997,000 to construct the plant, subject to construction cost index increases, which we have budgeted in the amount of $7,949,775, and a total of approximately $47,551,225 to cover all capital expenditures necessary to complete the project, commence plant operations and produce revenue.
          We must obtain debt financing in order to complete construction on the ethanol plant. The amount and nature of the debt financing that we are seeking is subject to the interest rates and the credit environment as well as other economic factors over which we have no control. We have no binding contracts or commitments with any bank, lender or financial institution for our debt financing.
Construction Consultants
          Fagen, Inc.
          We have not entered into any legally binding agreements with Fagen, Inc. for the design or construction of our plant. We have executed a letter of intent with Fagen, Inc. who has agreed to enter into good faith negotiations with us to prepare definitive agreements for financial, design and construction services. We anticipate entering into a definitive agreement with Fagen, Inc. once we have received the minimum amount of funds necessary to break escrow and have received a debt financing commitment sufficient to carry out our business plan. We expect to pay Fagen, Inc. $105,997,000 in exchange for the following services:
•	Providing a preliminary design and construction schedule and a guaranteed maximum price for the design and construction of the plant;

•	Assisting us with site evaluation and selection;

•	Designing and building the plant; and

•	Assisting us in locating appropriate operational management for the plant.
          However, under the terms of the letter of intent, the contract price of $105,997,000 may be further increased if the construction cost index (“CCI”) published by Engineering News-Record Magazine reports a CCI greater than the CCI for September 2005 in the month in which we issue to Fagen, Inc., a notice to proceed with plant construction. The amount of the contract price increase will be equal to the increase in the CCI since the September 2005 CCI. Due to the increase in the CCI, as of January 31, 2007, the estimated contract price is approximately $4,768,000. The construction price will also be subject to any change orders we may approve. Therefore, the cost of our plant could be significantly higher than the $105,997,000 construction price in the letter of intent. We have included in our budget $7,949,775 for construction contingency to help offset any increases in construction costs. However, this allowance may not be sufficient to offset any increased costs that we may face. If it is not sufficient, we intend to seek additional debt financing to offset any increase in the total project cost. We may also seek additional equity investment in this offering if necessary. In no event will we exceed the maximum offering amount of $60,100,000.
          We expect that initial start-up and operations of the plant will also be under the general direction and guidance of Fagen, Inc. employees and our own personnel, who will have experience in ethanol production or will have received on-site training provided by Fagen, Inc. We further anticipate that additional on-site support will be provided by Fagen, Inc. for the first 30 days of plant operation.
          Fagen Engineering, LLC
          Although, we have not yet entered into a design-build agreement with Fagen, Inc., we have executed a Phase I and Phase II Engineering Services Agreement with Fagen Engineering, LLC, an entity related to our design-builder Fagen, Inc., for the performance of certain engineering and design work. Fagen Engineering, LLC performs the engineering services for projects constructed by Fagen, Inc. In exchange for certain engineering and design services, we have agreed to pay Fagen Engineering, LLC a lump-sum fixed fee, which will be credited against the total design build costs.
          ICM, Inc.
          ICM, Inc. is a full-service engineering, manufacturing and merchandising firm based in Colwich, Kansas. We have not entered into any legally binding agreements with ICM, Inc. Based on discussions we have had with both Fagen, Inc. and ICM, Inc. and provisions found in our letter of intent with Fagen, Inc., we expect that ICM, Inc. will serve as the principal subcontractor for the plant and to provide the process engineering operations for Fagen, Inc.
          Fagen, Inc. and ICM, Inc. could lack the capacity to serve our plant due to the increased number of plants that they are designing and building at any one time. In addition, due to the large number of plants that ICM, Inc. is currently designing, ICM, Inc. may not be able to devote as much time to the advancement of new technology as other firms that have more available personnel resources.
Other Consultants
          RTP Environmental Engineering
          We have entered into a service agreement with RTP Environmental Engineering Associates, Inc., of New York, to provide environmental consulting to us for any prospective sites. RTP Environmental Engineering Associates, Inc. is a full-service environmental consulting firm with a highly experienced technical staff. They provide consulting services in air, water, and solid waste disciplines, including air permitting, national pollutant discharge elimination system permits, storm water pollution prevention, spill prevention, countermeasures and control planning, and risk management planning activities. Under the terms of the agreement, we will pay RTP Environmental Engineering Associates, Inc. on an hourly basis for services rendered.
          U.S. Energy Services, Inc.
          We have engaged U.S. Energy Services, Inc. to assist us in negotiating our utilities contracts and provide us with on-going energy management services. U.S. Energy manages the procurement and delivery of energy to their clients’ locations. U.S. Energy Services is an independent, employee-owned company, with their main office in Minneapolis, Minnesota and branch offices in Kansas City, Kansas and Omaha, Nebraska. U.S. Energy Services manages energy costs through obtaining, organizing and tracking cost information. Their major services include supply management, price risk management and plant site development. We will pay U.S. Energy Services, Inc. a fee of $3,500 per month plus pre-approved travel expenses for its services up until plant operations. The agreement will continue until 12 months after the plant is complete and will continue month-to-month after the initial term. There can be no assurance that any utility provider that we contract with will be able to reliably supply the gas and electricity that we need. At this time, U.S. Energy Services, Inc. has agreed to suspend invoicing for their services.
          Eco-Energy, LLC
          On September 15, 2006, we entered into an ethanol marketing contract with Eco-Energy, Inc. a Tennessee corporation with its principal office located in Franklin, Tennessee. Under the terms of the agreement, Eco-Energy will purchase one hundred percent (100%) of our ethanol production during the term of the contract. Each potential purchase will be presented to us for verbal approval. Once verbal approval is given by us, a confirmation of the purchase contract will be submitted along with the details of each purchase. In addition, Eco-Energy agrees to provide the transportation services for our ethanol. We will pay a fee of $0.0075 per net gallon of ethanol for the services of Eco-Energy during the term of the contract. These fees shall be paid monthly on actual gallons shipped from the prior month. We will divide equally with Eco-Energy fifty percent of the additional profits created using swaps and exchanges prior to delivery. The ethanol marketing contract shall continue for three years following the first day of ethanol production, with automatic renewals after the initial three-year term. We can terminate the contract by giving written notice at least four months prior to the end of the initial term or terminate for material breach upon fifteen days notice. The purpose of the agreement is to enable us to sell our ethanol production in the open market using the services of Eco-Energy. Eco-Energy does not guarantee a specific price for the ethanol we produce.
          United Bio Energy Ingredients, LLC
          On November 3, 2006, we entered into a distillers grain marketing agreement with United Bio Energy Ingredients, LLC (“UBEI”). Under the terms of the agreement, UBEI will purchase one hundred percent (100%) of our distillers grains production during the term of the contract. The initial term of the agreement is for thirty-six months, commencing on the date that our ethanol plant begins operations to produce ethanol. The agreement will automatically renew for successive one year terms thereafter unless either party gives written notice of its election not to renew. Pursuant to the agreement, UBEI will provide comprehensive coproducts marketing services to us including an onsite merchandiser. UBEI will pay to us for all distillers grains removed by them from our plant as follows: for dried distillers grains, a price equal to ninety-seven percent (97%) of the F.O.B. facility price charged by UBEI to its customers; for wet distillers grains, a price equal to ninety-six percent (96%) of the F.O.B. Facility Price charged by UBEI to its customers; for modified wet distillers grains, a price equal to ninety-five percent (95%) of the F.O.B. Facility Price charged by UBEI to its customers. Such percentages are subject to a minimum and maximum price per ton as set forth in the agreement. As defined in the agreement, “F.O.B. Facility Price” means the actual net sales price that UBEI invoices buyers of distillers grains.
          Above Zero Media, LLC
          We have entered into a consulting agreement with Above Zero Media, LLC pursuant to which Above Zero Media, LLC will assist in contract negotiations with various service and product providers; assist the planning of our equity marketing effort; assist in the graphic design and placement of marketing materials; assist the education of local lenders; and perform such other reasonably necessary duties as we may request reasonably within the scope of the services. In exchange for these project development services, to date we have paid Above Zero Media, LLC the following amounts:
•	a one-time commitment fee of $15,000 upon execution of the agreement;

•	payment of $60,000 upon satisfactory completion of written and visual equity marketing materials;

•	payment of $60,000 thirty days following the date of payment for written and visual equity marketing materials;
In addition, we have agreed to pay Above Zero Media, LLC the following amounts under the contract:

•	$300 per day (not to exceed $1,500 per week) for each day that Above Zero Media personnel provide technical assistance to us, through personal attendance, at our equity drive meetings; and

•	a one-time conditional bonus of $15,000 on the date of execution and delivery of all required documents by us with our project lender(s) for debt financing.
          Consulting Agreement with Mitch Dawson
          On March 23, 2006, we entered into a consulting agreement with Mitch Dawson, of Grimes, Iowa, to provide consulting and advice concerning the development, financing, start-up and construction of the plant. Under the terms of the agreement, we paid Mr. Dawson a yearly fee of $125,000 for his full-time services, and we reimbursed him for his expenses. Any expense in excess of $100 had to be approved by our board of directors prior to reimbursement. Although Mr. Dawson is no longer providing such services to us, we agreed to pay Mr. Dawson his consulting fee through April 17, 2007, the end of the contract term.
Permitting and Regulatory Activities
          We will be subject to extensive air, water and other environmental regulations and we will need to obtain a number of environmental permits to construct and operate the plant. We anticipate Fagen, Inc. and RTP Environmental Associates, Inc. will coordinate and assist us with obtaining certain environmental permits, and to advise us on general environmental compliance. In addition, we will retain consultants with expertise specific to the permits being pursued to ensure all permits are acquired in a cost efficient and timely manner.
          We must obtain a minor source construction permit for air emissions and a construction storm water discharge permit prior to starting construction. The remaining permits will be required shortly before or shortly after we begin to operate the plant. If for any reason any of these permits are not granted, construction costs for the plant may increase, or the plant may not be constructed at all. Currently, we do not anticipate problems in obtaining the required permits; however, such problems may arise in which case our plant may not be allowed to operate.
Trends and Uncertainties Impacting the Ethanol Industry
          If we are able to build the plant and begin operations, we will be subject to industry-wide factors that affect our operating and financial performance. These factors include, but are not limited to, the available supply and cost of corn from which our ethanol and distillers grains will be processed; the cost of natural gas, which we will use in the production process; dependence on our ethanol marketer and distillers grain marketer to market and distribute our products; the intensely competitive nature of the ethanol industry; possible legislation at the federal, state and/or local level; changes in federal ethanol tax incentives; and, the cost of complying with extensive environmental laws that regulate our industry.
          If we are successful in building and constructing the ethanol plant, we expect            our revenues will consist primarily of sales of ethanol and distillers grains. Ethanol prices have recently been much higher than their 10 year average. However, due to the increase in the supply of ethanol from the number of new ethanol plants scheduled to begin production and the expansion of current plants, we do not expect current ethanol prices to be sustainable in the long term. As of February 2007, the price of ethanol averaged $2.11 per gallon, which is down from its record price of $3.97 per gallon in July 2006. The total production of ethanol is at an all time high. According to the Renewable Fuels Association (“RFA”), 114 ethanol plants were producing ethanol in February 2007 with a combined annual production capacity of 5.633 billion gallons per year. Of those plants currently producing ethanol, seven were expanding production capacity. An additional 78 plants were listed as being under construction. The current expansions and plants under construction will constitute an additional production capacity of 6.195 billion gallons per year when completed. A increased supply of ethanol on the market from other plants could reduce the price we are able to charge for our ethanol. This would have a negative impact on our future revenues once we become operational.

     We also expect to benefit from federal and ethanol supports and tax incentives. Changes to these supports or incentives could significantly impact demand for ethanol. The most recent ethanol supports are contained in the Energy Policy Act of 2005. Most notably, the Act creates a 7.5 billion gallon Renewable Fuels Standard (RFS). The RFS requires refiners to use 4 billion gallons of renewable fuels in 2006, 4.7 billion gallons in 2007, and increasing to 7.5 billion gallons by 2012.
     On September 7, 2006, the EPA set forth proposed rules to fully implement the RFS program. Compliance with the RFS program will be shown through the acquisition of unique Renewable Identification Numbers (RINs) assigned by the producer to every batch of renewable fuel produced. The RIN shows that a certain volume of renewable fuel was produced. The RFS must be met by refiners, blenders and importers. Refiners, blenders and importers must acquire sufficient RINs to demonstrate compliance with their performance obligation. In addition, RINs can be traded and a recordkeeping and electronic reporting system for all parties that have RINs ensures the integrity of the RIN pool.
     The RFS system will be enforced through a system of registration, recordkeeping and reporting requirements for obligated parties, renewable producers (RIN generators), as well as any party that procures or trades RINs, either as part of their renewable purchases or separately. The program will apply in 2007 prospectively from the effective date of the final rule.
     In addition to government supports that encourage production and the use of ethanol, demand for ethanol may increase as a result of increased consumption of E85 fuel. E85 fuel is a blend of 70% to 85% ethanol and gasoline. According to the Energy Information Administration, E85 consumption is projected to increase from a national total of 22 million gallons in 2004 to 200 million gallons in 2030. E85 can be used as an aviation fuel, as reported by the National Corn Growers Association, and as a hydrogen source for fuel cells. According to the RFA, virtually every vehicle in the U.S. is capable of using ethanol blends up to 10%, but it takes a flexible fuel vehicle (FFV) to use higher blends up to E85. According to the National Ethanol Vehicle Coalition, there are currently about 6.0 million FFVs capable of operating on E85 in the United States. Automakers such as Ford and General Motors have begun national campaigns to promote ethanol and have indicated plans to produce an estimated 4 million more FFVs per year. From 2003 to 2006, the number of retail stations that supply E85 increased from less than 200 to over 1,100 as reported by the American Coalition for Ethanol. However, this remains a relatively small percentage of the total number of retail gasoline stations in the U.S., which is approximately 170,000.
     Ethanol production continues to rapidly grow as additional plants and plant expansions become operational. According to the RFA, as of February 2007, over 114 ethanol plants were producing ethanol with a combined annual production capacity of over 5.63 billion gallons per year, and current expansions and plants under construction constituted an additional future production capacity of approximately 6.19 billion gallons per year. In addition, ADM is undergoing expansion to add 275 million gallons of ethanol production, clearly indicating its desire to maintain a significant share of the ethanol market. Since the current national ethanol production capacity exceeds the 2007 RFS requirement, we believe that other market factors, such as the growing trend for reduced usage of methyl tertiary butyl ether (MTBE) by the oil industry, state renewable fuels standards and increases in voluntary blending by terminals, are primarily responsible for current ethanol prices. MTBE is a petrochemical derived from methanol which generally costs less to produce than ethanol. Accordingly, it is possible that the RFS requirements may not significantly impact ethanol prices in the short-term. However, the increased requirement of 7.5 billion by 2012 is expected to support ethanol prices in the long term. A greater supply of ethanol on the market from these additional plants and plant expansions could reduce the price we are able to charge for our ethanol. This may decrease our revenues when we begin sales of our product.
     Demand for ethanol has been supported by higher oil prices and its refined components. While the mandated usage required by the renewable fuels standard is driving demand, our management believes that the industry will require an increase in voluntary usage in order to experience long-term growth. We expect this will happen only if the price of ethanol is deemed economical by blenders. Our management also believes that increased consumer awareness of ethanol-blended gasoline will be necessary to motivate blenders to voluntarily increase the amount of ethanol blended into gasoline. In the future, a lack of voluntary usage by blenders in combination with additional supply may damage our ability to generate revenues and maintain positive cash flows.
Trends and uncertainties impacting the corn and natural gas markets and our future cost of goods sold.

     We expect our future cost of goods sold will consist primarily of costs relating to the corn, milo and natural gas supplies necessary to produce ethanol and distillers grains for sale.
     According to the United States Department of Agriculture, the 2006 corn crop was the third largest on record at 10.7 million bushels. Of those 10.7 billion bushels in 2006, 1.8 billion went to the production of ethanol. In recent years, ethanol plants were able to purchase corn cheaply, which widened profit margins for many ethanol plants. According to the U.S. Department of Agriculture, ethanol production adds $0.25 to $0.50 to the value of a bushel of corn. Consequently, we do not expect corn prices to remain low. Nationwide corn acreage is expected to increase in 2007 and we expect corn prices to be at higher than average levels. Despite the large 2006 corn crop, corn prices have increased sharply since late 2006 and we expect corn prices to remain at historical high price levels well into 2007. Ethanol is also a growing market for other grains, such as milo. Ethanol production consumed approximately 26% of the nation’s milo crop in 2006. Therefore, we also anticipate that milo prices will rise in the near future.
     Variables such as rainfall and temperatures will likely cause market uncertainty and create corn and milo price volatility throughout the year. An increase in demand for ethanol could also cause the price of corn to rise. Although we do not expect to begin operations until fall 2008, we expect these same factors will continue to cause continuing volatility in the price of corn, which may significantly impact our cost of goods sold.
     We will be dependent on our supply of corn to produce ethanol and its co-products at our plant. We expect the price of corn to remain above historical price levels and we will have to complete with other ethanol plants for our feedstock origination. Generally higher corn prices will produce lower profit margins. Grain prices are primarily dependent on world feedstuffs supply and demand and on U.S. and global corn crop production, which can be volatile as a result of a number of factors, the most important of which are weather, current and anticipated stocks and prices, export prices and supports and the government’s current and anticipated agricultural policy.
     The price at which we will purchase corn will depend on prevailing market prices. A shortage may develop, particularly if there are other ethanol plants competing for these feedstocks, an extended drought or other production problems. Historical grain pricing information indicates that the price of grain has fluctuated significantly in the past and may fluctuate significantly in the future. Because the market price of ethanol is not related to grain prices, ethanol producers are generally not able to compensate for increases in the cost of grain feedstock through adjustments in prices charged for their ethanol. We, therefore, anticipate that our plant’s profitability will be negatively impacted during periods of high grain prices.
     Natural gas is an important input to the ethanol manufacturing process. We estimate that our natural gas usage will be approximately 15-20% of our annual total production cost. We use natural gas to dry our distillers grains products to moisture contents at which they can be stored for longer periods and transported greater distances. Dried distillers grains have a much broader market base, including the western cattle feedlots, and the dairies of California and Florida. Recently, the price of natural gas has risen along with other energy sources. Natural gas prices are considerably higher than the 10-year average. We anticipate continued volatility in the natural gas market. Any ongoing increases in the price of natural gas will increase our cost of production and may negatively impact our future profit margins.
Technology developments.
     A new technology has recently been introduced to remove corn oil from the syrup or concentrated thin stillage (a by-product of “dry milling” ethanol processing facilities) which would be used as an animal feed supplement or possibly as an input for bio-diesel production. One company, VeraSun Energy of South Dakota, has announced that it intends to use this process to become a producer of both ethanol and biodiesel in the near future. Although the recovery of oil from the thin stillage may be economically feasible, it fails to produce the advantages of removing the oil prior to the fermentation process. Various companies are currently working on or have already developed starch separation technologies that economically separate a corn kernel into its main components. The process removes the germ, pericarp and tip of the kernel leaving only the endosperm of kernel for the production of ethanol. This technology has the capability to reduce drying costs and the loading of volatile organic compounds. The separated germ would also be available through this process for other uses such as high oil feeds or bio-diesel production. Each of these new technologies is currently in its early stages of development. We do not presently intend to remove corn oil from concentrated thin stillage. There is no guarantee that either technology will be successful or that we will be able to implement the technology in our ethanol plant at any point in the future.
Operating Expenses
          When the ethanol plant nears completion, we expect to incur various operating expenses, such as supplies, utilities and salaries for administration and production personnel. Along with operating expenses, we anticipate that we will have significant expenses relating to financing and interest. We have allocated funds in our budget for these expenses, but cannot assure that the funds allocated will be sufficient to cover these expenses. We may need additional funding to cover these costs if sufficient funds are not available or if costs are higher than expected.
Employees
          Prior to commencement of operations, we intend to hire approximately 45 full-time employees. Following completion of the ethanol plant, we expect to have 32 employees in ethanol production operations and 13 in general management and administration. Our officers are Steve Kelly, President; Scott Docherty, Vice President and Jack Murray, Secretary/Treasurer. As of the date of this report, we have not hired any employees.
          The following table represents some of the anticipated positions within the plant and the minimum number of individuals we expect will be full-time personnel:

# Full-Time
Position	Personnel
President & Chief Executive Officer	1
Plant Manager/Vice President of Operations	1
Commodities Specialist/Purchasing Manager	1
Controller/Bookkeeper	1
Team Leaders/Supervisors	4
General Plant Operations Personnel	19
Utilities, Maintenance and Safety Manger	1
Maintenance Manager	1
Maintenance Personnel and Technicians	10
Lab Manager	1
Lab Technician	2
Office Staff	3

TOTAL	45
          The positions, titles, job responsibilities and number allocated to each position may differ when we begin to employ individuals for each position.
Liquidity and Capital Resources
Sources of Funds
Through our previous private placements, we raised $1,425,000 of seed capital equity and have awarded grants of $120,000 to fund our development, organizational and offering expenses. We filed a Registration Statement for an initial public offering of our units with the Securities and Exchange Commission on Form SB-2 (SEC Registration No. 333-135729), as amended, which became effective on November 7, 2006. We also registered the units with the state securities authorities in Illinois, Indiana, Iowa, Missouri and Wisconsin. We plan to raise a minimum of $30,100,000 and a maximum of $60,100,000 in the offering and secure the balance needed to construct the plant through federal, state and local grants and debt financing. As of March 1, 2007, we received subscriptions for approximately 3,573 units, for an aggregate amount of approximately $17,865,000. We have not yet closed the offering or released funds from escrow. We will require a significant amount of debt financing to complete our project. We are engaging in preliminary discussions with potential senior lenders, however, no agreement has been executed yet. If we do not secure the necessary debt financing, we will not be able to construct our proposed ethanol plant and may have to abandon our business.
          We expect to obtain a significant amount of our equity financing from a single institutional investor in a subsequent private placement. On May 26, 2006, we entered into an agreement and a guaranty with Farmers Energy Incorporated (“FEI”), whereby FEI agreed to purchase 4,980 restricted class B units in a private placement for a total purchase price of $24,900,000. Pursuant to the terms of our agreement, FEI is obligated to purchase 4,980 of our class B units if we meet the following conditions prior to June 30, 2007: (i) we have at least $30,100,000 of cash proceeds from our registered offering (including amounts in escrow but excluding proceeds from FEI’s subscription), resulting from the sale of units to parties other than FEI; (ii) we have entered into a binding loan financing commitment in an amount which will be sufficient when combined with net offering proceeds to complete construction of the ethanol plant; (iii) we are in compliance with all covenants and are in good standing under a binding loan financing commitment; and (iv) all other conditions are met, including certain amendments to our operating agreement and approval by FEI’s board of directors. If the maximum number of units is sold in this offering, FEI will have an equity interest in the company of at least 27.89% following its purchase of units in a subsequent private placement. If the minimum number of units is sold in this offering, FEI’s equity interest will be at least 42% following its purchase of units in a subsequent private placement. FEI’s guaranty to purchase the units will expire on the earlier of: (i) June 30, 2007; (ii) the closing of the transactions contemplated by our agreement with FEI; or (iii) the termination of the agreement.
          Our agreement with FEI required us to make the following amendments to our operating agreement to provide FEI with: (i) a right of first offer to participate in any future ethanol and/or biodiesel investment in which we enter into; (ii) tag-along rights, i.e., the right to participate prorata in any sale of units (whether made in one transaction or a series of related transactions); (iii) customary registration rights; and (iv) preemptive rights with regard to all future offerings of our units, so as to provide FEI with the ability to avoid being diluted (if FEI chooses not to participate in such future offerings, we may offer such units to other investors).
          Assuming the successful completion of the offering and execution of loan closing agreements, we expect to have sufficient cash on hand to cover all costs associated with construction of the project, including, but not limited to, site acquisition and development, utilities, construction and equipment acquisition.
Uses of Proceeds
          The following tables describe our proposed estimated use of our offering and debt financing proceeds. The figures are estimates only, and the actual uses of proceeds may vary significantly from the descriptions given below.

		Percent
Use of Proceeds	Amount	of Total
Plant construction and CCI contingency[1]	$116,976,775	72.43%
Land & site development costs	10,368,250	6.42%
Railroad	2,180,000	1.35%
Fire protection & water supply	6,995,000	4.33%
Administrative building	500,000	0.31%
Office equipment	90,000	0.06%
Computers, software, network	175,000	0.11%
Construction insurance costs	125,000	0.08%
Construction contingency	2,009,975	1.25%

[1]	Includes plant construction amount of $105,997,000 and a contingency for a construction cost index increase of $7,949,775.

		Percent
Use of Proceeds	Amount	of Total
Construction manager fees	150,000	0.09%
Capitalized interest	3,000,000	1.86%
Rolling stock	460,000	0.28%
Start up costs:
Financing costs	1,218,000	0.75%
Organization costs	1,400,000	0.87%
Pre-production period costs	850,000	0.53%
Inventory — spare parts	500,000	0.31%
Working capital	6,500,000	4.02%
Inventory — corn	2,250,000	1.39%
Inventory — chemicals and ingredients	200,000	0.12%
Inventory — ethanol and DDGS	5,550,000	3.44%

Total	$161,498,000	100%

          We have increased our estimated uses of proceeds by approximately $6 million mainly as a result of changes to increases in the cost of labor and materials necessary to construct the plant, as well as increases in the capitalized interest and financing costs. Our use of proceeds is measured from our date of inception and we have already incurred some of the related expenditures.
Quarterly Financial Results
          As of January 31, 2007, we had cash and cash equivalents of approximately $145,866 and total assets of approximately $980,466. As of January 31, 2007, we had current liabilities of approximately $180,811. Total members equity as of January 31, 2007, was approximately $799,655. Since inception, we have generated no revenue from operations, and as of January 31, 2007, have accumulated net losses of approximately $624,815 due to start-up costs.
          We raised $1,425,000 in seed capital through previous private placements. We have used the proceeds to fund development and organizational needs.
          We expect to obtain a significant amount of our equity financing from a single institutional investor in a subsequent private placement. On May 26, 2006, we entered into an agreement and a guaranty with Farmers Energy Incorporated (“FEI”) for the sale of 4,980 class B units at $5,000 per units for a total price of $24,900,000. FEI is obligated to purchase these units if certain conditions are met by June 30, 2007, such as raising $30,100,000 in equity financing and securing a binding loan financing commitment. The agreement expires if the Company does not meet the conditions for FEI’s purchase of units by June 30, 2007 or upon mutual termination.
          As of March 1, 2007, we received subscriptions for approximately 3,573 units through our registered offering for an aggregate amount of approximately $17,865,000. We have not yet accepted any of the subscriptions. We may not be successful in obtaining subscriptions for units in an amount which exceeds our minimum offering amount of $30,100,000. We will not release funds from escrow until we have cash deposits in our escrow account in excess of the minimum offering amount of $30,100,000. In addition, we must obtain a written debt financing commitment for the debt financing we need. We have begun preliminary discussions with potential lenders, but have no commitments or agreements in place.
Off-Balance Sheet Arrangements
          We do not have any off-balance sheet arrangements.
Item 3. Controls and Procedures
          Our management, including our President (the principal executive officer), Steve Kelly, along with our Treasurer, (the principal financial officer), Jack Murray, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2007. Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.
          Our management, consisting of our President and our Treasurer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of January 31, 2007, and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
          None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
          We filed a Registration Statement for an initial public offering of our units with the Securities and Exchange Commission on Form SB-2 (333-135729) as amended, which became effective on November 7, 2006. We commenced our initial public offering of our units shortly thereafter. Certain of our officers and directors are offering and selling the units on a best efforts basis without the assistance of an underwriter. We do not pay these officers or directors any compensation for services related to the offer or sale of the units.
          We registered a total of 6,020 class B units at $5,000 per unit for an aggregate maximum gross offering price of $60,100,000. As of March 1, 2007, we received subscriptions for approximately 3,573 units, for an aggregate amount of $17,865,000. We have not yet accepted any subscriptions and have not yet received subscriptions for units in an amount which exceeds our minimum offering amount of $30,100,000.
          Pursuant to our prospectus, all subscription payments from the offering are deposited in an escrow account. We have not yet met the conditions to breaking escrow. We will not break escrow until we satisfy the following conditions:
•	Cash proceeds from unit sales deposited in the escrow account equals or exceeds the minimum offering amount of $30,100,000, exclusive of interest;

•	We obtain a written debt financing commitment for debt financing ranging from $68,955,000 to $98,955,000 less any grants and/or tax increment financing we are awarded;

•	We elect, in writing, to terminate the escrow agreement;

•	The escrow agent provides to each state securities department in which the Company has registered its securities for sale an affidavit stating that the foregoing requirements have been satisfied; and

•	The state securities commissioners have consented to release of the funds on deposit.
          For the period detailed by this report, we did not receive or use any net offering proceeds.
Item 3. Defaults Upon Senior Securities
          None.
Item 4. Submission of Matters to a Vote of Security Holders
          None.
Item 5. Other Information
          None.

Item 6. Exhibits
          The following exhibits are filed as part of, or are incorporated by reference into, this report:

Exhibit		Method of
No.	Description	Filing

3.1	Articles of Organization of One Earth Energy, LLC.	1

3.2	Amended and Restated Operating Agreement of One Earth Energy, LLC.	1

3.3	First Amendment to Operating Agreement of One Earth Energy, LLC.	3

4.1	Form of Membership Unit Certificate.	1

4.2	Form of Subscription Agreement.	2

4.3	Amended and Restated Escrow Agreement with Great Western Bank.	2

5.1	Opinion of Brown, Winick, Graves, Gross, Baskerville & Schoenebaum, P.L.C. as to certain securities matters.	5

8.1	Opinion of Brown, Winick, Graves, Gross, Baskerville & Schoenebaum, P.L.C. as to certain tax matters.	5

10.1	Letter of Intent dated December 2, 2005 between One Earth Energy, LLC and Fagen, Inc.	1

10.2	Phase I and II Engineering Services Agreement between One Earth Energy, LLC and Fagen Engineering, LLC dated December 13, 2005.	1

10.3	Option Agreement between One Earth Energy, LLC and Edward E.Tucker and Cynthia J. Tucker dated February 28, 2006.	1

10.4	Option Agreement between One Earth Energy, LLC and Don Maxwell dated March 13, 2006.	1

10.5	Consulting Agreement between One Earth Energy, LLC and Mitch Dawson dated March 23, 2006.	1

10.6	Option Agreement between One Earth Energy, LLC and Lisa Foster dated April 17, 2006.	1

10.7	Option Agreement between One Earth Energy, LLC and City of Gibson, Illinois dated April 18, 2006.	1

10.8	Consulting Agreement between One Earth Energy, LLC and Above Zero Media, LLC dated May 22, 2006.	1

10.9	Letter Agreement between One Earth Energy, LLC and Farmers Energy Incorporated (a wholly owned subsidiary of REX Stores Corporation) dated May 26, 2006.	1

Exhibit		Method of
No.	Description	Filing

10.10	Registration Agreement between One Earth Energy, LLC and Farmers Energy One Earth, LLC dated July 11, 2006	1

10.11	Ethanol Marketing Agreement between One Earth Energy, LLC and Eco-Energy, Inc. dated September 15, 2006.	2

10.12	Lock-Up Agreement between One Earth Energy, LLC, Alliance Grain Co., Fisher Farmers Grain & Coal Company, Grand Prairie Co-op, Inc., Ludlow Cooperative Elevator Company and Topflight Grain Cooperative, Inc dated November 1, 2006.	4

10.13	Distiller’s Grain Marketing Agreement between One Earth Energy, LLC and United Bio Energy Ingredients, LLC.	*

31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	*

31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	*

32.1	Certificate Pursuant to 18 U.S.C. § 1350	*

32.2	Certificate Pursuant to 18 U.S.C. § 1350.	*

(1)	Incorporated by reference to the exhibit of the same number on our Registration Statement on Form SB-2, No. 333-135729, originally filed on July 12, 2006.

(2)	Incorporated by reference to the exhibit of the same number in Pre-Effective Amendment No. 1 filed on September 20, 2006 to our Registration Statement on Form SB-2, No. 333-135729, originally filed on July 12, 2006.

(3)	Incorporated by reference to the exhibit of the same number in Pre-Effective Amendment No. 2 filed on October 13, 2006 to our Registration Statement on Form SB-2, No. 333-135729, originally filed on July 12, 2006.

(4)	Incorporated by reference to the exhibit of the same number in Pre-Effective Amendment No. 3 filed on November 2, 2006 to our Registration Statement on Form SB-2, No. 333-135729, originally filed on July 12, 2006.

(5)	Incorporated by reference to the exhibit of the same number in Post-Effective Amendment No. 1 filed on November 17, 2006 to our Registration Statement on Form SB-2, No. 333-135729, originally filed on July 12, 2006.

(*)	Filed herewith.

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONE EARTH ENERGY, LLC

Date: March 16, 2007	/s/ Steve Kelly

Steve Kelly
Chairman and President (Principal Executive Officer)

Date: March 16, 2007	/s/ Jack Murray

Jack Murray
Treasurer (Principal Financial and Accounting Officer)