Form 10QSB
period 2007-04-30
ONE EARTH ENERGY LLC
filed 2007-06-14
CIK 1360944

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal quarter ended April 30, 2007
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
(217) 784-4284
(Issuer’s telephone number)
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes           ☐ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐          Yes           ☑ No
State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date: As of June 1, 2007 there were 855 membership units outstanding.
Transitional Small Business Disclosure Format (Check one): ☐ Yes           ☑ No

INDEX

Page No.
PART I. FINANCIAL INFORMATION	3

Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis and Plan of Operations	12
Item 3. Controls and Procedures	25

PART II. OTHER INFORMATION	25

Item 1. Legal Proceedings	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3. Defaults Upon Senior Securities	26
Item 4. Submission of Matters to a Vote of Security Holders	26
Item 5. Other Information	26
Item 6. Exhibits	26

SIGNATURES	27
Second Amended and Restated Operating Agreement
Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement
Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement
Secured Promissory Note
Certification
Certification
Certification
Certification

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
ONE EARTH ENERGY, LLC
C O N T E N T S

ONE EARTH ENERGY, LLC
(A Development Stage Company)
Condensed Balance Sheet

April 30,
2007
(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$12,383
Prepaid expenses	13,196

Total current assets	25,579

Property and Equipment
Office equipment	11,345
Land	105,036
Construction in process	51,876

168,257
Less accumulated depreciation	(1,841)

Net property and equipment	166,416

Other Assets
Deferred offering costs	704,065
Land options	30,000

Total other assets	734,065

Total Assets	$926,060

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Accounts payable	$41,754
Accrued expenses	3,021
Notes payable – members	200,000

Total current liabilities	244,775

Commitments and Contingencies

Members’ Equity
Member contributions, 855 units outstanding	1,424,470
Deficit accumulated during development stage	(743,185)

Total members’ equity	681,285

Total Liabilities and Members’ Equity	$926,060

Notes to Condensed Financial Statements are an integral part of this Statement.

ONE EARTH ENERGY, LLC
(A Development Stage Company)
Statements of Operations

	Three Months Ended	Three Months Ended
	April 30,	April 30,
	2007	2006
	(unaudited)	(unaudited)
Revenues	$—	$—

Operating Expenses
Preproduction startup costs	329	5,257
Professional fees	64,310	60,851
General and administrative	53,097	27,032

Total	117,736	93,140

Operating Loss	(117,736)	(93,140)

Other Income (Expense)
Interest income	287	7,795
Interest expense	(921)	—

Total	(634)	7,795

Net Loss	$(118,370)	$(85,345)

Weighted Average Units Outstanding	855	590

Net Loss Per Unit	$(138)	$(145)

Notes to Condensed Financial Statements are an integral part of this Statement.

ONE EARTH ENERGY, LLC
(A Development Stage Company)
Condensed Statements of Operations

	Six Months Ended	From Inception	From Inception
	April 30,	(November 28, 2005)	(November 28, 2005)
	2007	to April 30, 2006	to April 30, 2007
	(unaudited)	(unaudited)	(unaudited)
Revenues	$—	$—	$—

Operating Expenses
Preproduction startup costs	73,674	5,257	345,326
Professional fees	96,332	111,074	252,766
General and administrative	122,486	34,505	286,067

Total	292,492	150,836	884,159

Operating Loss	(292,492)	(150,836)	(884,159)

Other Income (Expense)
Grant income	86,578	20,000	106,578
Contributions	—	5,000	5,000
Interest income	3,948	7,795	30,317
Interest expense	(921)		(921)

Total	89,605	32,795	140,974

Net Loss	$(202,887)	$(118,041)	$(743,185)

Weighted Average Units Outstanding	855	341	703

Net Loss Per Unit	$(237)	$(346)	$(1,057)

Notes to Condensed Financial Statements are an integral part of this Statement.

ONE EARTH ENERGY, LLC
(A Development Stage Company)
Condensed Statements of Cash Flows

	Six Months Ended	From Inception	From Inception
	April 30,	(November 28, 2005)	(November 28, 2005)
	2007	to April 30, 2006	to April 30, 2007
	(unaudited)	(unaudited)	(unaudited)
Cash Flows from Operating Activities
Net loss	$(202,887)	$(118,041)	$(743,185)
Adjustments to reconcile net loss to net cash from operations:
Depreciation	1,269	114	1,841
Land option expired	7,000	—	7,000
Change in assets and liabilities
Prepaid expenses	19,845	(10,000)	(13,196)
Accounts payable	16,982	37,143	27,078
Accrued expenses	2,060	15,400	3,021

Net cash used in operating activities	(155,731)	(75,384)	(717,441)

Cash Flows from Investing Activities
Payment for land options	(10,000)	(37,000)	(47,000)
Payments for purchase of land	(95,036)	—	(95,036)
Capital expenditures	(4,478)	(2,057)	(11,345)
Payments for construction in progress	(42,626)	—	(42,626)

Net cash used in investing activities	(152,140)	(39,057)	(196,007)

Cash Flows from Financing Activities
Payments for deferred offering costs	(486,725)	(5,844)	(698,639)
Payments for cost of raising capital	—	(530)	(530)
Member contributions	—	1,425,000	1,425,000
Proceeds from short term loans	200,000	—	200,000

Net cash provided by (used in) financing activities	(286,725)	1,418,626	925,831

Net Increase (Decrease) in Cash and Cash Equivalents	(594,596)	1,304,185	12,383

Cash and cash equivalents – Beginning of Period	606,979	—	—

Cash and cash equivalents – End of Period	$12,383	$1,304,185	$12,383

Supplemental Disclosure of Noncash Investing and Financing Activities

Construction costs included in accounts payable	$9,250	$—	$9,250

Deferred offering costs included in accounts payable	$5,426	$61,066	$5,426

Land option exercised and applied to land purchase	$10,000	$—	$10,000

Notes to Condensed Financial Statements are an integral part of this Statement.

ONE EARTH ENERGY, LLC
(A Development Stage Company)
Notes to Condensed Financial Statements
April 30, 2007
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
Nature of Business
One Earth Energy, LLC (an Illinois Limited Liability Company) was organized in November 2005 to pool investors to build a 100 million gallon annual production ethanol plant near Gibson City, Illinois. Construction is anticipated to take 18-21 months with expected completion during the spring of 2009. As of April 30, 2007, the Company is in the development stage with its efforts being principally devoted to equity raising and organizational activities.
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
2. MEMBERS’ EQUITY
The Company was formed on November 28, 2005 to have an indefinite life. In February 2006, the Company raised $1,425,000 from five seed capital investors in exchange for 855 Class A units.
The Company filed a Form SB-2 Registration Statement with the Securities and Exchange Commission (SEC). The original Offering was for a minimum of 6,020 Class B units and up to 12,020 Class B units at $5,000 per unit for minimum proceeds of $30,100,000 and maximum offering proceeds of $60,100,000, before any costs of raising capital. An investor was required to purchase a minimum of five units. The registration became effective November 7, 2006. As of April 30, 2007, the Company had subscriptions for 4,922 units totaling $24,610,000 based on this original offering.
The Company is in the process of filing an amendment to their Form SB-2 Registration Statement with the Securities and Exchange Commission (SEC). The new Offering is for a minimum of 13,200 units and up to 14,400 units at $5,000 per unit for minimum proceeds of $66,000,000 and maximum offering proceeds of $72,000,000, before any costs of raising capital. An investor will have to purchase a minimum of five units. The Company will have one class of units. Income and losses are allocated to all members based upon their respective percentage units held.

ONE EARTH ENERGY, LLC
(A Development Stage Company)
Notes to Condensed Financial Statements
April 30, 2007
The Company intends to conduct a rescission offer with the current subscribers due to the Company changing the terms of the initial public offering. The subscribers that choose to withdraw their subscriptions will receive their deposit plus interest returned to them.
On May 17, 2007, the Company entered into a non-binding agreement with Farmers Energy One Earth, LLC (Farmers Energy), a subsidiary of Rex Stores Corporation, whereby Farmers Energy has agreed to purchase a minimum of 7,011 units for a minimum purchase price of $35,055,000 and a maximum of 12,491 units for a maximum purchase price of $62,455,000. The actual number of units purchased by Farmers Energy will be dependent upon the number and amount of rescissions resulting from our rescission offer and the total number of new subscribers. Farmers Energy will have the right to appoint a majority of the board members of the Company.
3. NOTES PAYABLE
The Company entered into promissory notes for up to $200,000 with each of its five seed capital investors, totaling $1,000,000, to be used as operating capital. Interest shall accrue on amounts advanced at the rate of 9% per annum. All outstanding principal and interest outstanding shall be paid no later than 30 days after the Company breaks escrow on its equity offering. As of April 30, 2007, the Company has an outstanding principal balance of $200,000 with $921 in accrued interest.
4. DEBT FINANCING
The Company has received a written debt financing commitment from First National Bank of Omaha. The debt financing commitment includes a construction term loan, operating line of credit, and letters of credit. However, the Company has not entered into any definitive agreements for debt financing with First National Bank of Omaha.
In addition, subsequent to the end of the last fiscal quarter, the Company entered into various loan documents with Farmers Energy pursuant to which Farmers Energy has agreed to provide the Company with interim financing of up to $6,000,000 to enable the Company to proceed with our project until it is able to close on our debt financing. In exchange for the interim financing, the Company provided Farmers Energy with a security interest in all of its assets.
5. GRANT
The Company was awarded a $100,000 Value-Added Producer Grant from the United States Department of Agriculture. The Company will match the grant funding with an amount equal to $100,000. The matching funds will be spent at a rate equal to or in advance of grant funds, with the expenditure of matching funds not to occur until the date the grant began, which was September 1, 2006. The funding period for the grant will conclude within one year of the date of the signed agreement, but no later than August 31, 2007. The grant funds and matching funds shall only be used for the purposes stated with in the grant budget. As of April 30, 2007, the Company has incurred approximately $86,500 of expenses reimbursable by the grant which has been received.
6. RELATED PARTY TRANSACTIONS
The Company compensates its board members and general managers with a per diem of $100 per board meeting and equity drive meeting attended. For the period from inception to April 30, 2007, the Company has incurred such costs totaling approximately $48,550.
7. COMMITMENTS AND CONTINGENCIES
Plant Construction
The total cost of the project, including the construction of the ethanol plant and start-up expenses, is expected to approximate $166,000,000. The Company has entered into a non-binding letter of intent with Fagen, Inc. for the design and construction of the proposed ethanol plant. The Company expects to enter into a definitive design-build contract with Fagen, Inc. for the design and construction of the proposed ethanol plant for $120,216,500, exclusive of any change orders the Company may approve. The Company expects the agreement with Fagen, Inc. to provide for an increase in the cost of construction in the event the Company does not issue a notice to proceed to Fagen, Inc. by October 19, 2007. In addition, the Company expects Fagen, Inc. will agree to have the project substantially complete within 635 days

ONE EARTH ENERGY, LLC
(A Development Stage Company)
Notes to Condensed Financial Statements
April 30, 2007
after the date of the notice to proceed with the construction of the ethanol plant. The Company expects final completion will be finished within 90 days after substantial completion.
In December 2005, the Company entered into a Phase I and Phase II engineering services agreement with an affiliate of the anticipated general contractor. In exchange for the performance of certain engineering and design services, the Company has agreed to pay a fixed amount, which will be credited against the total design-build contract as well as certain reimbursable expenses.
The Company anticipates funding the development of the ethanol plant by raising total equity between $66,000,000 and $72,000,000, in addition to the initial $1,425,000 in seed capital already raised, and securing financing for up to approximately $98,455,000, less any grants received. The amount of debt financing needed depends on the amount of equity raised in the Offering.
Land and land options
The Company has purchased three adjacent parcels of real estate in Ford County near Gibson City, Illinois as the site for the construction of their proposed ethanol plant.
In February 2006, the Company entered into a contract with an unrelated party to have the option to purchase approximately 10 acres of land in Ford County, Illinois, for $100,000, until February 2007. The Company paid $10,000 for this option. In April 2007, the Company purchased these acres for approximately $100,000. The option price was applied to the final purchase price. Additionally, in June 2007, the Company entered into an agreement to purchase approximately 6 acres of land in Ford County, Illinois with this same related party for a price of $10,000 per acre. The Company expects to close on the property in the next fiscal quarter. These sites are adjacent to the following three options in Ford County.
In April 2006, the Company entered into a contract with an unrelated party to have the option to purchase approximately 34 acres of land in Ford County, Illinois, until April 2007. As of April 30, 2007, the Company has exercised the option but has not closed on the property. Because the Company exercised this option the firm purchase price for the property shall be $14,000 per acre. The Company paid $10,000 for this option which will be applied to the final purchase price. The Company expects to close on this property within the next fiscal quarter.
In April 2006, the Company entered into a contract with an unrelated party to have the option to purchase approximately 35 acres of land in Ford County, Illinois, for $6,400 per acre until April 2007. The Company paid $10,000 for this option, which will be applied to the final purchase price if exercised. In May 2007, the Company exercised the option and purchased this land for approximately $224,000 to which the option price was applied.
In November 2006, the Company entered into a contract with unrelated parties to have the option to purchase a minimum of 2 acres of land in Ford County, Illinois, for $20,000 per acre until November 2007. The Company paid $10,000 for this option, which will be applied to the final purchase price if exercised. This option is for land to drill a well to pump water to the plant.
In March 2006, the Company entered into a contract with an unrelated party to have the option to purchase approximately 81 acres of land in Champaign County, Illinois, for $1,498,500, until March, 2007. The Company paid $7,000 for this option, which was expensed when the option expired on March 13, 2007.
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

ONE EARTH ENERGY, LLC
(A Development Stage Company)
Notes to Condensed Financial Statements
April 30, 2007
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
In May 2006, the Company entered into a consulting agreement for assistance in negotiating contracts and equity marketing activities. The Company paid a one-time commitment fee of $15,000 upon execution of the agreement. The Company paid $60,000 upon receipt of equity marketing materials, and $60,000 thirty days after receipt of the equity marketing materials and is required to pay an additional $15,000 when debt financing is secured. The consulting company will provide on site consulting services for which it will be paid up to $1,500 per week plus reimbursement of expenses up to $1,000 per week. See Note 3.
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

Item 2. Management’s Discussion and Analysis and Plan of Operations.
Forward Looking Statements
     This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “will,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the following factors:
•	Investors’ ability to pay the outstanding balances on promissory notes after the closing of the offering;

•	Our ability to obtain the debt financing necessary to construct and operate our plant;

•	Changes in our business strategy, capital improvements or development plans;

•	Construction delays and technical difficulties in constructing the plant;

•	Changes in the environmental regulations that apply to our plant site and operations;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Changes in the availability and price of corn and natural gas and the market for ethanol and distillers grains;

•	Changes in federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives);

•	Changes and advances in ethanol production technology; and

•	Competition from alternative fuel additives.
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
     We estimate the total project will cost approximately $166,000,000, which includes approximately $120,000,000 to construct the plant, approximately $28,000,000 to cover all capital expenditures necessary to complete the project, and approximately $18 million of organization and start-up costs to commence plant operations and produce revenue. We have entered into a non-binding letter of intent with Fagen, Inc. for the design and construction of our proposed ethanol plant. We expect to enter into a definitive design-build contract with Fagen, Inc. for the design and construction of our proposed ethanol plant for a price of approximately $120,000,000, exclusive of any change orders we may approve, within the next fiscal quarter. We expect our agreement with Fagen, Inc. to provide for an increase in the cost of construction in the event we have not issued a notice to proceed to Fagen, Inc. by October 19, 2007. In addition, we expect Fagen, Inc. to agree to have the project substantially complete within 635 days after the date we provide Fagen with notice to proceed with construction of the ethanol plant. We expect that final completion will be achieved within 90 days after substantial completion.
     We have also executed a Phase I and Phase II Engineering Services Agreement with Fagen Engineering, LLC, an entity related to our design-builder Fagen, Inc., for the performance of certain engineering and design work. Fagen Engineering, LLC performs the engineering services for projects constructed by Fagen, Inc. In exchange for certain engineering and design services, we have agreed to pay Fagen Engineering, LLC a lump-sum fixed fee, which will be credited against the total design-build costs.
     We expect to capitalize our project using a combination of equity and debt to supplement the proceeds from our previous private placement. Through our previous private placement, we raised aggregate proceeds of $1,425,000 to fund our development, organizational and offering expenses. We then filed a Registration Statement for an initial public offering of our units with the Securities and Exchange Commission on Form SB-2 (SEC Registration No. 333-135729), as amended, which became effective on November 7, 2006. We also registered these units with the state securities authorities in Illinois, Indiana, Iowa, Missouri and Wisconsin.
     We intend to conduct a rescission offer with respect to our current subscribers. From November 7, 2006 through June 1, 2007, we received subscriptions from investors pursuant to our registration statement, which is no longer materially correct. Subsequent to receiving these subscriptions, we have changed the terms of our initial public offering, and we, therefore, will be filing a rescission offer and post-effective amendment to our registration statement, neither of which have, as of the date of this report, been filed or declared effective by the SEC.
     We now intend to raise a minimum of $66,000,000 and a maximum of $72,000,000 in our registered offering as a result of our expectation to obtain a significant amount of our equity financing from a single institutional investor. We have executed a binding subscription agreement with Farmers Energy One Earth, LLC (“Farmers Energy”), a subsidiary of Farmers Energy Incorporated, which is a subsidiary of Rex Stores Corporation, whereby Farmers Energy agreed to purchase a minimum of 7,011 units for a minimum purchase price of $35,055,000 and a maximum of 12,491 units for a maximum purchase price of $62,455,000 in our registered offering. The actual number of units purchased by Farmers Energy will be dependent upon the number and amount of rescissions resulting from our rescission offer and the total number of new investors accepted by us pursuant to the post-effective amendment and rescission documents to be filed with the SEC and relevant state securities regulators. Pursuant to the terms of our agreement, Farmers Energy has agreed to purchase up to a maximum of 12,491 of our units in our registered offering if the following conditions are satisfied: (i) Farmers Energy has obtained the approval of the board of directors of Rex Stores Corporation (ii) we have obtained and provided evidence to Farmers Energy of the approval by our board of directors of the agreement with Farmers Energy along with unanimous written approval of the five existing capital members (the former class A members); (iii) we have obtained all necessary air permits to construct and operate the proposed ethanol plant in Gibson City, Illinois; (iv) we have entered into a binding design build contract with Fagen, Inc. for the construction of the ethanol plant to commence no later than October 19, 2007; (v) we have provided Farmers Energy with the names and addresses of our current subscribers and evidence of the funds currently held in escrow; (vi) we have provided all documents and other information which Farmers Energy may reasonably request in connection with the agreement; (vii) we have delivered to Farmers Energy a written re-affirmation from Fagen, Inc. stating that Fagen, Inc. will not accept the rescission offer and otherwise supports the Farmers Energy transaction and investment. As of the date of this report, conditions i, ii, v, and vii have been satisfied. After Farmers Energy’s purchase of the units, as described above, Farmers Energy will own, on a fully diluted basis, not less than a majority of our issued and outstanding units.
     Pursuant to our agreement with Farmers Energy we have made the following amendments to our operating agreement: (i) elimination of separate classes of units and separate director classes (all units will be of a single class with identical rights except as to the appointment of directors); (ii) so long as Farmers Energy is the owner of a majority of our issued and outstanding units, Farmers Energy will be granted the right to appoint the majority of the members of the board of directors; (iii) any inconsistent terms of the amended and restated operating agreement relating to the rights, duties or obligations of Farmers Energy have been stricken; and (iv) so long as Farmers Energy is the owner of a majority of our issued and outstanding units, Farmers Energy will have the right to approve by written consent certain significant transactions involving One Earth (including any merger, consolidation or other business combination involving One Earth, any sale of significant assets other than in the ordinary course of business, any offering or sale of any additional units in One Earth, any amendment to One Earth’s second amended and restated operating agreement or any other fundamental change).
     As a result of the above described changes, we intend to offer to our investors who submitted subscription agreements pursuant to our registered offering prior to June 1, 2007 and deposited a portion of the purchase price into our escrow account, the opportunity to continue to participate in our offering or a limited opportunity to have their investment returned to them by electing to rescind their subscription agreements, thereby withdrawing their subscriptions for our units. If subscribers choose to rescind and withdraw their subscriptions for our units, we will return their down payment that is currently held in escrow to them, along with interest. If our rescission offer is accepted by all of our subscribers, we could be required to make aggregate payments to subscribers of approximately $2,571,823, which is currently held in escrow in accordance with the terms of our original offering. Once our rescission offer and post-effective amendment has been filed and declared effective, we will continue to sell units in our registered offering pursuant to our new offering terms.
     We will require a significant amount of debt financing, in addition to equity financing, to complete our project. We have received a written debt financing commitment from First National Bank of Omaha; however, no definitive agreements have yet been executed. If we do not secure the necessary debt financing, we will not be able to construct our proposed ethanol plant and may have to abandon our business.
     Subsequent to the end of our last fiscal quarter, we entered into various loan documents with Farmers Energy pursuant to which Farmers Energy has agreed to provide us with interim financing of up to $6,000,000 to enable us to proceed with our project until we are able to close on our debt financing. In exchange for the interim financing, we provided Farmers Energy with a security interest in all of our assets.
     We are still in the development phase, and until the proposed ethanol plant is operational, we will generate no revenue. We anticipate that accumulated losses will continue to increase until the ethanol plant is operational. We currently estimate that the construction of the plant will be completed in the spring of 2009.
Plan of Operations to Start-Up of the Ethanol Plant
     We expect to spend at least the next 12 months focused on completion of project capitalization, site acquisition and development, and plant construction. We do not expect to complete construction and commence operations until 18 to 21 months from ground-breaking.
     We have entered into promissory notes with each of our existing five capital members to provide us with working lines of credit, not to exceed $200,000 each, until we are able to close on our debt financing and registered offering. In addition, Farmers Energy has agreed to provide to us, interim, secured debt financing, in an aggregate principal amount not to exceed $6,000,000 to enable us to proceed with our project until we are able to close on our senior debt financing. We expect the funds raised in our previous private placements in addition to our lines of credit with our five capital members and our interim financing from Farmers Energy to supply us with enough cash to cover our costs, including staffing, office costs, audit, legal, compliance and staff training, until we close the offering and procure debt financing. Assuming the successful completion of our registered offering and execution of debt financing agreements, we expect to have sufficient cash on hand to cover all costs associated with the construction of the project, including, but not limited to, site acquisition and development, utilities, construction and equipment acquisition.
Project Capitalization
          In the next fiscal quarter, our primary focus is expected to be on project capitalization. We expect to raise funds through our registered offering, collect the offering proceeds from investors, and secure definitive debt financing agreements from a senior lender.
          We expect to obtain a significant amount of our equity financing from a single institutional investor. We have executed a binding subscription agreement with Farmers Energy, whereby Farmers Energy agreed to purchase a minimum of 7,011 units for a minimum purchase price of $35,055,000 and a maximum of 12,491 units for a maximum purchase amount of $62,455,000 in our registered offering. Pursuant to the terms of our agreement, Farmers Energy has agreed to purchase up to a maximum of 12,491 of our units in our registered offering if the following conditions are satisfied: (i) Farmers Energy has obtained the approval of the board of directors of Rex Stores Corporation (ii) we have obtained and provided evidence to Farmers Energy of the approval by our board of directors of the agreement with Farmers Energy along with unanimous written approval of the five existing capital members (the former class A members); (iii) we have obtained all necessary air permits to construct and operate the proposed ethanol plant in Gibson City, Illinois; (iv) we have entered into a binding design build contract with Fagen, Inc. for the construction of the ethanol plant to commence no later than October 19, 2007; (v) we have provided Farmers Energy with the names and addresses of our current subscribers and evidence of the funds currently held in escrow; (vi) we have provided all documents and other information which Farmers Energy may reasonably request in connection with the agreement; (vii) we have delivered to Farmers Energy a written re-affirmation from Fagen, Inc. stating that Fagen, Inc. will not accept the rescission offer and otherwise supports the Farmers Energy transaction and investment. As of the date of this report, conditions i, ii, v, and vii have been satisfied.
          We may not be successful in obtaining subscriptions for units in an amount which exceeds our minimum offering amount of $66,000,000. All of our current subscriptions in our registered offering are subject to our rescission offer and may be rescinded. Our subscription procedures also require subscribers to send 10% of the amount due at the time they sign the subscription agreement. At that time, investors are also required to provide a promissory note for the remainder. As such, even if we receive subscriptions for a sufficient number of units, we may not ultimately be able to collect all funds owed to us by investors under the subscription agreements. We will not release funds from escrow until we have cash deposits in our escrow account in excess of the minimum offering amount of $66,000,000. If our rescission offer is accepted, we could be required to make aggregate payments to subscribers of approximately $2,572,000, which is currently held in escrow in accordance with the terms of our original offering.
          We have received a written debt financing commitment from First National Bank of Omaha. The debt financing commitment includes a construction term loan, operating line of credit and letters of credit. However, we have not yet entered into any definitive agreements for debt financing with First National Bank of Omaha.
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
          We have received a $20,000 grant from the Illinois Corn Marketing Board. In addition, we were awarded a $100,000 Value-Added Producer grant from the United States Department of Agriculture, which is to be used for start-up costs. As of April 30, 2007, we have incurred approximately $86,500 of expenses reimbursable by the grant which has been received.
Site Acquisition and Development
          We expect to continue work principally on the preliminary design and development of our proposed ethanol plant, obtaining the necessary construction permits, securing our debt financing and negotiating the corn supply, utility and other contracts. We plan to fund these initiatives using the $1,425,000 of equity capital raised in our previous private placement, our working lines of credit with our existing five capital members and our interim financing with Farmers Energy. If we are unable to raise sufficient capital in our registered offering or otherwise obtain other funds, we may need to discontinue operations.
          We have purchased four adjacent parcels of real estate for our proposed primary site in Ford County, Illinois. On April 30, 2007, we purchased approximately 10 acres of land in Ford County, Illinois from Edward E. Tucker. Under the terms of the agreement the total purchase was $100,200. We paid $10,000 when we executed the option to purchase on February 28, 2006 and we paid the balance of approximately $90,000 at closing. On April 17, 2006, we executed an option agreement with Lisa Foster granting us the option to purchase approximately 34 acres of land in Ford County, Illinois in exchange for $10,000. We exercised this option in April 2007 and expect to close on the property within the next fiscal quarter. We expect to $14,000 per acre for this property. On May 31, 2007, we purchased approximately 35 acres from the City of Gibson City, Illinois for a total price of $224,000. Under the terms of the agreement, we paid $10,000 when we executed the option agreement on April 17, 2006 and we paid the balance of approximately $214,000 at closing. Additionally, on June 13, 2007 we entered into an agreement to purchase approximately 6 acres of land in Ford County, Illinois from Edward E. Tucker for a price of $10,000 per acre. We expect to close on the property in the next fiscal quarter.
          In addition, on November 14, 2006, we executed a real estate option agreement with Christopher Kemp, Kimberly K. Laird, Kelly Salinas, and Stanley F. Nelson, granting us the option to purchase a minimum of two acres of land in Ford County, Illinois. Under the terms of the option agreement, we paid $10,000 and have the option to purchase the land for $20,000 per acre. This option expires on November 14, 2007.
Plant Construction

     We expect construction of the proposed plant to take approximately 18 to 21 months after ground-breaking. Our activities during this period will include completion of the final design and development of the plant. We also plan to negotiate and execute final contracts concerning the construction of the plant and provision of necessary electricity, natural gas and other power sources. We expect our dirt work to commence in June 2007, and we anticipate commencing construction in September 2007.
     Assuming the successful completion of this offering and our obtaining the necessary debt financing, we expect to have sufficient cash on hand to cover construction and related start-up costs necessary to make the plant operational. We estimate that we will need approximately $120,000,000 to construct the plant, and a total of approximately $46,000,000 to cover all capital expenditures necessary to complete the project, commence plant operations and produce revenue.
     We must obtain debt financing in order to complete construction on the ethanol plant. The amount and nature of the debt financing that we are seeking is subject to the interest rates and the credit environment as well as other economic factors over which we have no control. We have no binding contracts with any bank, lender or financial institution for our debt financing.
Construction Consultants
     Fagen, Inc.
     We have entered into a non-binding letter of intent with Fagen, Inc. for the design and construction of our proposed ethanol plant. We expect to enter into a definitive design-build contract with Fagen, Inc. within the next fiscal quarter, under which Fagen, Inc. will serve as our design-builder for our ethanol plant. We expect that under the terms of the contract, Fagen, Inc. will agree to have the project substantially complete within 635 days after we provide Fagen, Inc. with notice to proceed with construction of the ethanol plant. We expect final completion will be achieved within 90 days after substantial completion. We expect that under the terms of the design-build contract, we will pay Fagen, Inc. approximately $120,000,000 for construction of the plant, subject to any change orders we approve. We anticipate that Fagen, Inc. will perform all work and services in connection with the engineering, design, procurement, construction, startup, testing and training for the operation and maintenance of the ethanol plant, and will provide all materials, equipment, tools and labor necessary to complete the ethanol plant in accordance with the terms of the design-build agreement. We anticipate that under the terms of the contract, Fagen, Inc. will have the right to stop or postpone work and to reasonably adjust the time for completion of the plant and the contract price based on certain contingencies described in the design-build contract. We expect that under the terms of the contract, we may terminate the contract for cause if we give Fagen, Inc. written notice and a period to cure if Fagen, Inc. fails to perform under the terms of the design-build contract. We expect to have the right to terminate the design-build contract without cause if we provide Fagen, Inc. with 10 days prior written notice. In addition, if we terminate without cause, we expect that we will pay Fagen, Inc. for all work completed and any proven loss, cost or expense incurred in connection with such work; reasonable costs and expenses attributable to the termination including demobilization costs; and overhead and profit in the amount of 15% of the sum of the above payments.
     Fagen Engineering, LLC
     We have also executed a Phase I and Phase II Engineering Services Agreement with Fagen Engineering, LLC, an entity related to our design-builder Fagen, Inc., for the performance of certain engineering and design work. Fagen Engineering, LLC performs the engineering services for projects constructed by Fagen, Inc. In exchange for certain engineering and design services, we have agreed to pay Fagen Engineering, LLC a lump-sum fixed fee, which will be credited against the total design build costs.
     ICM, Inc.
     ICM, Inc. is a full-service engineering, manufacturing and merchandising firm based in Colwich, Kansas. We have not entered into any legally binding agreements with ICM, Inc. Based on discussions we have had with both Fagen, Inc. and ICM, Inc., we expect that ICM, Inc. will serve as the principal subcontractor for the plant and to provide the process engineering operations for Fagen, Inc.
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
     Eco-Energy, LLC
     On September 15, 2006, we entered into an ethanol marketing contract with Eco-Energy, Inc. a Tennessee corporation with its principal office located in Franklin, Tennessee. Under the terms of the agreement, Eco-Energy will purchase one hundred percent (100%) of our ethanol production during the term of the contract. Each potential purchase will be presented to us for verbal approval. Once verbal approval is given by us, a confirmation of the purchase contract will be submitted along with the details of each purchase. In addition, Eco-Energy agrees to provide the transportation services for our ethanol. We will pay a fee of $0.0075 per net gallon of ethanol for the services of Eco-Energy during the term of the contract. These fees shall be paid monthly on actual gallons shipped from the prior month. We will divide equally with Eco-Energy fifty percent of the additional profits created using swaps and exchanges prior to delivery. The ethanol marketing contract shall continue for one year following the first day of ethanol production, with automatic renewals after the initial one-year term. We can terminate the contract by giving written notice at least four months prior to the end of the initial term or terminate for material breach upon fifteen days notice. The purpose of the agreement is to enable us to sell our ethanol production in the open market using the services of Eco-Energy. Eco-Energy does not guarantee a specific price for the ethanol we produce.
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
Trends and Uncertainties Impacting the Ethanol Industry

     We expect our revenues will primarily consist of sales of the ethanol and distillers grains that we produce. We expect our ethanol sales to constitute the majority of our revenues. Ethanol price levels remained relatively steady for the quarter ended April 30, 2007. Increased demand, firm crude oil and gas markets, public acceptance and positive political signals have all contributed to strong steady ethanol prices. In order to sustain these price levels however, management believes the industry will need to continue to grow demand to offset the increased supply brought to the market place by additional production.
     We expect ethanol prices will be positively impacted by blenders and refineries increasing their use of ethanol in response to environmental liability concerns about Methyl Tertiary Butyl Ether (“MTBE”) and increased consumer acceptance and exposure to ethanol. For instance, if gasoline prices continue to trend higher, consumers will look for lower priced alternative fuels. Since ethanol blended fuel is a cheaper alternative for consumers, the demand for such ethanol blended fuel could increase, thus increasing the overall demand for ethanol. This could positively affect our earnings. However, a greater supply of ethanol on the market from additional plants and plant expansions could reduce the price we are able to charge for our ethanol, especially if supply outpaces demand.
     Imported ethanol is generally subject to a $0.54 per gallon tariff that was designed to offset the $0.51 per gallon ethanol incentive available under the federal excise tax program for refineries that blend ethanol in their fuel. There is, however, a special exemption from this tariff under a program known as the Caribbean Basin Initiative for ethanol imported from 24 countries in Central America and the Caribbean Islands, which is limited to a total of 7% of U.S. ethanol production per year. Imports from the exempted countries may increase as a result of new plants in development. Since production costs for ethanol in these countries are significantly less than what they are in the U.S., the duty-free import of ethanol through the countries exempted from the tariff may negatively affect the demand for domestic ethanol and the price at which we sell our ethanol.
     Demand for ethanol may also increase as a result of increased consumption of E85 fuel. E85 fuel is a blend of 70% to 85% ethanol and gasoline. According to the Energy Information Administration, E85 consumption is projected to increase from a national total of 11 million gallons in 2003 to 47 million gallons in 2025. E85 is used as an aviation fuel and as a hydrogen source for fuel cells. In the U.S., there are currently about 6 million flexible fuel vehicles capable of operating on E85 and nearly 1,200 retail stations supplying it. Automakers have indicated plans to produce an estimated 4 million more flexible fuel vehicles per year.
     The support for and use of E85 fuel has and will continue to be increased by supportive Congressional legislation. The Energy Policy Act of 2005 created a new incentive that permits taxpayers to claim a 30% tax credit (up to $30,000) for the cost of installing clean-fuel vehicle refueling equipment, such as an E85 fuel pump, in a trade or business vehicle. Under the provision, clean fuels are any fuel that is at least 85% comprised of ethanol, natural gas, compressed natural gas, liquefied natural gas, liquefied petroleum gas, or hydrogen and any mixture of diesel fuel and biodiesel containing at least 20% biodiesel. This provision is effective for equipment placed in service after December 31, 2005, and before January 1, 2010. The production and use of E85 fuel may also be increased in the future due to the reintroduction of the BioFuels Security Act to the 110th Congress. Such bill, known as S. 23 or H.R. 559, was reintroduced on January 4, 2007, by sponsors Tom Harkin, Richard Luger, and others. If passed, the legislation would accelerate the current renewable fuels standard by requiring 10 billion gallons of renewable fuels to be used by 2010, 30 billion gallons by 2020 and 60 billion gallons by 2030. The bill would also require 50% of all branded gasoline stations to have at least one E85 pump available for use by 2017. Furthermore, the bill would require 100% of all new automobiles to be dual-fueled by 2017. Currently, the Senate version of the bill has been referred to the Senate Commerce, Science, and Transportation Committees. Its House of Representatives counterpart has been referred to the House Energy and Commerce Committee, House Oversight and Government Reform Committee and House Judiciary Committee.
     Ethanol production continues to grow as additional plants become operational. According to the Renewable Fuels Association (as of May 22, 2007), there are currently 119 ethanol plants in operation nationwide that have the capacity to annually produce approximately 6.14 billion gallons. In addition, there are 86 ethanol plants that are either expanding or are currently being constructed, constituting another 6.38 billion gallons of annual capacity. Since our current national ethanol production capacity exceeds the 2006 RFS requirement, it is management’s belief that other market factors are primarily responsible for current ethanol prices. Accordingly, it is possible that the RFS requirements may not significantly impact ethanol prices in the short-term and that future supply could outweigh the demand for ethanol. This would have a negative impact on our future earnings.

     The United States Supreme Court recently held in the case of Massachusetts v. EPA , that the EPA has a duty under § 202 of the Clean Air Act to regulate the level of emissions of the four main “greenhouse gases”, including carbon dioxide, from new motor vehicles. Other similar lawsuits have been filed seeking to require the EPA to regulate the level of carbon dioxide emissions from stationary sources, such as ethanol plants. If these lawsuits are successful, our cost of complying with new or changing environmental regulations may increase in the future.
     Consumer resistance to the use of ethanol may affect the demand for ethanol which could affect our ability to market our product and reduce the value of your investment. Certain individuals believe that use of ethanol will have a negative impact on prices at the pump or that it will reduce fuel efficiency to such an extent that it costs more to use ethanol than it does to use gasoline. Many also believe that ethanol adds to air pollution and harms car and truck engines. Still other consumers believe that the process of producing ethanol actually uses more fossil energy, such as oil and natural gas, than the amount of energy contained in the ethanol produced. These consumer beliefs could potentially be wide-spread. If consumers choose not to buy ethanol, it would affect the demand for the ethanol we produce which could negatively affect our ability sell our product and negatively affect our profitability.
     We also expect to sell distillers dried grains. Increased ethanol production has led to increased availability of the co-product. Continued increased supply of dried distillers grains on the market from other ethanol plants could reduce the price we are able to charge for our distillers dried grains. This could have a negative impact on our revenues.
Technology Developments
     Ethanol is typically produced from the starch contained in grains, such as corn. However, ethanol can potentially be produced from cellulose, the main component of plant cell walls and the most common organic compound on earth. The main attraction towards cellulosic ethanol is based on the idea that the products used to make it are less expensive than corn. However, the downfall is that the technology and equipment needed to convert such products into ethanol are more complicated and more expensive than the technology currently used for the production of corn based ethanol. Recently, there has been an increased interest in cellulosic ethanol due to the relatively low maximum production capacity of corn-based ethanol. The products used to produce cellulosic ethanol exist in a far greater quantity than corn, and therefore cellulosic ethanol production may be an important aspect of expanding ethanol production capacity. Recognizing this need, Congress supplied large monetary incentives in the Energy Policy Act of 2005 to help initiate the creation of cellulosic ethanol plants in the United States. If such cellulosic ethanol plants are constructed and begin production on a commercial scale, the production of potentially lower-cost cellulosic ethanol may hinder our ability to compete effectively.
Trends and Uncertainties Impacting the Corn and Natural Gas Markets and Our Cost of Goods Sold
     We expect our costs of our goods to consist primarily of costs relating to the corn and natural gas supplies necessary to produce ethanol and distillers grains for sale. We expect to grind approximately 36 million bushels of corn each year. With the increased demand for corn from increased ethanol production, we expect to have high corn prices throughout the fiscal year 2007. These high corn prices might be mitigated somewhat due to increased corn planting in the 2007 growing season. Farmers are expected to respond to these high corn prices by planting an estimated 90.5 million acres of corn in 2007, an approximately 15% increase over the corn production acres for the 2006 growing season of approximately 78,327,000 acres. This is expected to increase the number of bushels of corn produced in the 2007 growing season to approximately 13 billion bushels. If this is the case, it could offset some of the additional corn demand from the ethanol industry. We do not expect to be operational until the spring 2009, management however expects higher corn prices to continue into the future.
     We expect our natural gas usage will be approximately 9,000 million British thermal units (mmBTU) per day. We expect to use natural gas to (a) operate a boiler that provides steam used in the production process, (b) operate the thermal oxidizer that helps us comply with emissions requirements, and (c) dry our distillers grain products to moisture contents at which they can be stored for long periods of time, and can be transported greater distances. Recently, the price of natural gas has followed other energy commodities to historically high levels. Current natural gas prices are considerably higher than the 10-year average. Global demand for natural gas is expected to continue to increase, further driving up prices. As a result, we expect natural gas prices to remain higher than average in the short to mid term. Although we do not expect to be operational until spring 2009, increases in the price of natural gas may increase our cost of production and negatively impact our future profit margins.
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
Critical Accounting Estimates
     Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.
     We will defer offering costs until the sale of units is completed. Upon issuance of the units, these costs will be netted against the proceeds received. If the offering is not completed, such costs will be expensed.
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

Liquidity and Capital Resources
Sources of Funds
     Through our previous private placement, we raised $1,425,000 of seed capital equity and have been awarded grants of $120,000 to fund our development, organizational and offering expenses. We filed a Registration Statement for an initial public offering of our units with the Securities and Exchange Commission on Form SB-2 (SEC Registration No. 333-135729), as amended, which became effective on November 7, 2006. We also registered the units with the state securities authorities in Illinois, Indiana, Iowa, Missouri and Wisconsin.
     We intend to conduct a rescission offer with our current subscribers. From November 7, 2006 through June 1, 2007, we received subscriptions from investors pursuant to our registration statement which is no longer materially correct. Subsequent to receiving these subscriptions, we changed the terms of our initial public offering, and we, therefore, will be filing a rescission offer and post-effective amendment to our registration statement, neither of which has, as of the date of this report, been filed or declared effective by the SEC.
     We now intend to raise a minimum of $66,000,000 and a maximum of $72,000,000 in our registered offering. We expect to obtain a significant amount of our equity financing from a single institutional investor. We have executed a binding subscription agreement with Farmers Energy, whereby Farmers Energy agreed to purchase a minimum of 7,011 units for a minimum purchase price of $35,055,000 and a maximum of 12,491 units for a maximum purchase amount of $62,455,000 in our registered offering. Pursuant to the terms of our agreement, Farmers Energy has agreed to purchase up to 12,491 of our units in our registered offering if the following conditions are satisfied: (i) Farmers Energy has obtained the approval of the board of directors of Rex Stores Corporation (ii) we have obtained and provided evidence to Farmers Energy of the approval by our board of directors of the agreement with Farmers Energy along with unanimous written approval of the five existing capital members (the former class A members); (iii) we have obtained all necessary air permits to construct and operate the proposed ethanol plant in Gibson City, Illinois; (iv) we have entered into a binding design build contract with Fagen, Inc, for the construction of the ethanol plant to commence no later than October 19, 2007; (v) we have provided Farmers Energy with the names and addresses of our current subscribers and evidence of the funds currently held in escrow; (vi) we have provided all documents and other information which Farmers Energy may reasonably request in connection with the agreement; (vii) we have delivered to Farmers Energy a written re-affirmation from Fagen, Inc. stating that Fagen, Inc. will not accept the rescission offer and otherwise supports the Farmers Energy transaction and investment. As of the date of this report, conditions i, ii, v, and vii have been satisfied. After Farmers Energy’s purchase of our units in our registered offering, Farmers Energy will own, on a fully diluted basis, not less than a majority of our issued and outstanding units.
     In addition, we will require a significant amount of debt financing to complete our project. We are engaging in discussions with potential senior lenders, and have received a written debt financing commitment from First National Bank of Omaha, however, no definitive agreements have been executed yet. If we do not secure the necessary debt financing, we will not be able to construct our proposed ethanol plant and may have to abandon our business.
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

		Percent of
Use of Proceeds	Amount	Total
Plant construction	$120,000,000	72.29%
Land & site development costs	8,937,064	5.38%
Railroad	1,980,000	1.19%
Fire protection & water supply	10,179,000	6.13%
Administrative building	500,000	0.30%
Office equipment	90,000	0.05%
Computers, software, network	175,000	0.11%
Construction insurance costs	125,000	0.08%
Construction contingency	2,085,936	1.26%

Capitalized interest	3,000,000	1.81%
Rolling stock	460,000	0.28%
Start up costs:
Financing costs	1,218,000	0.73%
Organization costs	1,400,000	0.84%
Pre-production period costs	850,000	0.51%
Inventory – spare parts – process equipment	500,000	0.30%
Working capital	6,500,000	3.92%
Inventory – corn	2,250,000	1.36%
Inventory – chemicals and ingredients	200,000	0.12%
Inventory – ethanol and DDGS	5,550,000	3.34%

Total	$166,000,000	100%

     We have increased our estimated uses of proceeds by approximately $4.5 million mainly as a result of increases in the cost of labor and materials necessary to construct the plant. Our use of proceeds is measured from our date of inception and we have already incurred some of the related expenditures.
Quarterly Financial Results
     As of April 30, 2007, we had cash and cash equivalents of approximately $12,383 and total assets of approximately $926,060. As of April 30, 2007, we had current liabilities of approximately $244,775. Total members’ equity as of April 30, 2007, was approximately $681,285. Since inception, we have generated no revenue from operations, and for the three months ended April 30, 2007, have accumulated net losses of approximately $118,370 due to start-up costs.
     We raised $1,425,000 in seed capital through previous private placement. We have used the proceeds to fund development and organizational needs.
     We expect to obtain a significant amount of our equity financing from a single institutional investor in our registered offering. We have executed a binding subscription agreement with Farmers Energy, whereby Farmers Energy agreed to purchase up to a maximum of 12,491 units in our registered offering for a total purchase price of $62,445,000 subject to the above described conditions.
     As of June 1, 2007, we had received subscriptions for approximately 4,922 units through our registered offering for an aggregate amount of approximately $24,610,000. We have not yet accepted any of the subscriptions, and these subscriptions will all be subject to our rescission offer. If our rescission offer is accepted by all of our subscribers, we could be required to make aggregate payments to subscribers of approximately $2,571,823, which is currently held in escrow in accordance with the terms of our original offering. We may not be successful in obtaining subscriptions for units in an amount which exceeds our minimum offering amount of $66,000,000. We will not release funds from escrow until we have cash deposits in our escrow account in excess of the minimum offering amount of $66,000,000.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements.

Item 3. Controls and Procedures
     Our management, including our President (the principal executive officer), Steve Kelly, along with our Treasurer, (the principal financial officer), Jack Murray, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2007. Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.
     Our management, consisting of our President and our Treasurer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of April 30, 2007, and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
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
     We registered a total of 6,020 class B units at $5,000 per unit for an aggregate maximum gross offering price of $60,100,000. We intend to conduct a rescission offer with our current subscribers. From November 7, 2006 through June 1, 2007, we received subscriptions from investors pursuant to our registration statement that is no longer materially correct. Subsequent to receiving these subscriptions, we changed the terms of our initial public offering, and we therefore, will be filing a rescission offer and post-effective amendment, neither of which has, of the date of this report, been filed or declared effective.
     As of June 1, 2007 we have received subscriptions for approximately 4,922 units, for an aggregate amount of $24,610,000. We have not yet accepted any subscriptions and all our subscriptions are subject to our rescission offer. We now intend to register a total of 14,400 units at $5,000 per unit for an aggregate maximum gross offering price of $72,000,000. We have not yet received subscriptions for units in an amount which exceeds our minimum offering amount of $66,000,000. If our rescission offer is accepted by all our subscribers, we could be required to make aggregate payments to subscribers of approximately $2,571,823, which is currently held in escrow in accordance with the terms of our original offering.
     Pursuant to our prospectus, all subscription payments from the offering are deposited in an escrow account. We have not yet met the conditions to breaking escrow. We will not break escrow until we satisfy the following conditions:

•	Cash proceeds from unit sales deposited in the escrow account equals or exceeds the minimum offering amount of $66,000,000, exclusive of interest;

•	We obtain a written debt financing commitment for debt financing ranging from $92,455,000 to $98,455,000 less any grants and/or tax increment financing we are awarded;

•	We elect, in writing, to terminate the escrow agreement;

•	The escrow agent provides to each state securities department in which the Company has registered its securities for sale an affidavit stating that the foregoing requirements have been satisfied; and

•	The state securities commissioners have consented to release of the funds on deposit.
     For the period detailed by this report, we did not receive or use any net offering proceeds.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     Subsequent to the end of our last fiscal quarter, on June 13, 2007 our unit holders, through action by consent of the members, unanimously voted to adopt our Second Amended and Restated Operating Agreement incorporating the above-described amendments instituted pursuant to our agreement with Farmers Energy.
Item 5. Other Information
     None.
Item 6. Exhibits
     The following exhibits are filed as part of, or are incorporated by reference into, this report:

Exhibit		Method of
No.	Description	Filing
3.2	Second Amended and Restated Operating Agreement	*

10.1	Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement between One Earth Energy, LLC and Farmers Energy One Earth, LLC dated June 13, 2007.	*

10.2	Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement between One Earth Energy, LLC and Farmers Energy One Earth, LLC dated June 13, 2007.	*

10.3	Secured Promissory Note between One Earth Energy, LLC and Farmers Energy One Earth, LLC dated June 13, 2007.	*

31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	*

31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	*

32.1	Certificate Pursuant to 18 U.S.C. § 1350	*

32.2	Certificate Pursuant to 18 U.S.C. § 1350.	*

(*)	Filed herewith.

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONE EARTH ENERGY, LLC
Date: June 14, 2007	/s/ Steve Kelly
Steve Kelly
Chairman and President (Principal Executive Officer)

Date: June 14, 2007	/s/ Jack Murray
Jack Murray
Treasurer (Principal Financial and Accounting Officer)