Form 10QSB
period 2007-07-31
ONE EARTH ENERGY LLC
filed 2007-09-14
CIK 1360944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal quarter ended July 31, 2007
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
(217) 784-4284
(Issuer’s telephone number)
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☑ Yes     ☐ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes     ☑ No
State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date: As of September 1, 2007 there were 855 membership units outstanding.
Transitional Small Business Disclosure Format (Check one):      ☐ Yes     ☑ No

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
ONE EARTH ENERGY, LLC
(A Development Stage Company)
Condensed Balance Sheet

July 31,
ASSETS	2007
(unaudited)
Current Assets
Cash and cash equivalents	$879,801
Prepaid expenses	37,854

Total current assets	917,655

Property and Equipment
Office equipment	11,345
Land	869,687
Construction in process	1,971,660

2,852,692
Less accumulated depreciation	(2,486)

Net property and equipment	2,850,206

Other Assets
Deferred offering costs	798,378
Land options	10,000
Deferred financing costs	61,522

Total other assets	869,900

Total Assets	$4,637,761

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Accounts payable	$47,976
Accrued expenses	9,800
Accrued interest — related parties	37,338
Notes payable — related parties	4,010,000

Total current liabilities	4,105,114

Commitments and Contingencies

Members’ Equity
Member contributions, 855 units outstanding less costs of raising capital	1,424,470
Deficit accumulated during development stage	(891,824)

Total members’ equity	532,647

Total Liabilities and Members’ Equity	$4,637,761

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

ONE EARTH ENERGY, LLC
(A Development Stage Company)
Condensed Statements of Operations

	Three Months Ended	Three Months Ended
	July 31,	July 31,
	2007	2006
	(unaudited)	(unaudited)

Revenues	$—	$—

Operating Expenses
Preproduction startup costs	—	153,570
Professional fees	106,748	19,673
General and administrative	24,651	67,683

Total	131,399	240,926

Operating Loss	(131,399)	(240,926)

Other Income (Expense)
Grant income	2,500	—
Interest income	2,911	11,021
Interest expense	(22,651)	—

Total	(17,240)	11,021

Net Loss	$(148,639)	$(229,905)

Weighted Average Units Outstanding	855	855

Net Loss Per Unit	$(174)	$(269)

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

ONE EARTH ENERGY, LLC
(A Development Stage Company)
Condensed Statements of Operations

		From Inception	From Inception
	Nine Months Ended	(November 28, 2005)	(November 28, 2005)
	July 31, 2007	to July 31, 2006	to July 31, 2007
	(unaudited)	(unaudited)	(unaudited)

Revenues	$—	$—	$—

Operating Expenses
Preproduction startup costs	73,674	158,827	345,326
Professional fees	203,080	130,747	359,514
General and administrative	147,136	102,189	310,717

Total	423,890	391,763	1,015,557

Operating Loss	(423,890)	(391,763)	(1,015,557)

Other Income (Expense)
Grant income	89,077	20,000	109,077
Other income	—	5,000	5,000
Interest income	6,860	18,817	33,229
Interest expense	(23,573)	—	(23,573)

Total	72,364	43,817	123,733

Net Loss	$(351,526)	$(347,946)	$(891,824)

Weighted Average Units Outstanding	855	535	726

Net Loss Per Unit	$(411)	$(650)	$(1,228)

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

ONE EARTH ENERGY, LLC
(A Development Stage Company)
Condensed Statements of Cash Flows

	Nine Months Ended	From Inception	From Inception
	July 31,	(November 28, 2005)	(November 28, 2005)
	2007	to July 31, 2006	to July 31, 2007
	(unaudited)	(unaudited)	(unaudited)
Cash Flows from Operating Activities
Net loss	$(351,526)	$(347,946)	$(891,824)
Adjustments to reconcile net loss to net cash from operations:
Depreciation	1,914	285	2,486
Land option expired	7,000	—	7,000
Change in assets and liabilities
Grant receivable	(86,578)	—	(86,578)
Prepaid expenses	(4,813)	(42,628)	(37,854)
Accounts payable	33,255	49,386	43,351
Accrued expenses	9,800	—	9,800
Accrued interest — related parties	36,377	6,640	37,338

Net cash used in operating activities	(354,571)	(334,263)	(916,281)

Cash Flows from Investing Activities
Payments for land options	(10,000)	(37,000)	(47,000)
Payments for purchase of land	(839,687)	—	(839,687)
Capital expenditures	(4,478)	(3,618)	(11,345)
Payments for construction in progress	(1,967,035)	—	(1,967,035)

Net cash used in investing activities	(2,821,200)	(40,618)	(2,865,067)

Cash Flows from Financing Activities
Proceeds from grants	86,578	—	86,578
Payments for financing costs	(61,522)	—	(61,522)
Payments for deferred offering costs	(586,464)	(122,222)	(798,378)
Payments for cost of raising capital	—	(530)	(530)
Member contributions	—	1,425,000	1,425,000
Proceeds from short term loans — related parties	4,010,000	—	4,010,000

Net cash provided by financing activities	3,448,593	1,302,248	4,661,149

Net Increase in Cash and Cash Equivalents	272,822	927,367	879,801

Cash and cash equivalents — Beginning of Period	606,979	—	—

Cash and cash equivalents — End of Period	$879,801	$927,367	$879,801

Supplemental Cash Flow Information

Cash paid for interest, net of amount capitalized of $13,765	$—	$—	$—

Supplemental Disclosure of Noncash Investing and Financing Activities

Construction costs included in accounts payable	$4,625	$—	$4,625

Deferred offering costs included in accounts payable	$—	$61,066	$5,426

Deposit applied to land purchase	$30,000	$—	$30,000

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

ONE EARTH ENERGY, LLC
(A Development Stage Company)
Notes to Condensed Unaudited Financial Statements
July 31, 2007
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
Nature of Business
One Earth Energy, LLC (an Illinois Limited Liability Company) was organized in November 2005 to pool investors to build a 100 million gallon annual production ethanol plant near Gibson City, Illinois. Construction is anticipated to take 18-21 months with expected completion during the spring of 2009. As of July 31, 2007, the Company is in the development stage with its efforts being principally devoted to construction of the plant, equity raising, and organizational activities.
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
The Company filed a Form SB-2 Registration Statement with the Securities and Exchange Commission (SEC). The original Offering was for a minimum of 6,020 Class B units and up to 12,020 Class B units at $5,000 per unit for minimum proceeds of $30,100,000 and maximum offering proceeds of $60,100,000, before any costs of raising capital. An investor was required to purchase a minimum of five units. The registration became effective November 7, 2006. As of July 31, 2007, the Company had subscriptions for 4,922 units totaling $24,610,000 based on this original offering.
In June 2007, the Company filed an amendment to their Form SB-2 Registration Statement with the SEC. The new Offering is for a minimum of 12,891 units and up to 14,000 units at $5,000 per unit for minimum proceeds of $64,455,000 and maximum offering proceeds of $70,000,000, before any costs of raising capital. An investor will have to purchase a minimum of five units. The Company will have one class of units. Income and losses are allocated to all members based upon their respective percentage units held.
In May 2007, the Company entered into a non-binding agreement with Farmers Energy One Earth, LLC (Farmers Energy), a subsidiary of Rex Stores Corporation, whereby Farmers Energy has agreed to purchase a minimum of 7,011 units for a minimum purchase price of $35,055,000 and a maximum of 12,491 units for a maximum purchase price of $62,455,000. The actual number of units purchased by Farmers Energy will be dependent upon the number and amount of rescissions resulting from our rescission offer and the total number of new subscribers. Farmers Energy will have the right to appoint a majority of the board members of the Company.

ONE EARTH ENERGY, LLC
(A Development Stage Company)
Notes to Condensed Unaudited Financial Statements
July 31, 2007
In August 2007, the Company is currently conducting a rescission offer with the current subscribers due to the Company changing the terms of the initial public offering. The subscribers that choose to withdraw their subscriptions will receive their deposit plus interest returned to them.
3. NOTES PAYABLE
The Company entered into promissory notes that allow the Company to draw up to $210,000 from each of its five seed capital investors, totaling $1,010,000, to be used as operating capital. Interest shall accrue on amounts advanced at the rate of 9% per annum. All outstanding principal and interest outstanding shall be paid no later than 30 days after the Company breaks escrow on its equity offering. As of July 31, 2007, the Company has an outstanding principal balance of $1,010,000 plus $17,859 in accrued interest.
4. DEBT FINANCING
The Company has received a written debt financing commitment from First National Bank of Omaha. In May 2007, the Company accepted the written debt financing commitment from First National Bank of Omaha which includes a construction term loan, operating line of credit, and letters of credit totaling up to $113,000,000.
In addition, the Company entered into various loan documents in May 2007 with Farmers Energy pursuant to which Farmers Energy has agreed to provide the Company with interim financing of up to $6,000,000 to enable the Company to proceed with the project until it is able to close on the debt financing. In exchange for the interim financing, the Company provided Farmers Energy with a security interest in all of its assets. Interest shall accrue on amounts advanced at the rate of 9% per annum. All outstanding principal and interest outstanding shall be paid no later than 30 days after the Company breaks escrow on its equity offering. As of July 31, 2007, the Company has an outstanding principal balance of $3,000,000 plus $19,479 in accrued interest.
5. GRANT
The Company was awarded a $100,000 Value-Added Producer Grant from the United States Department of Agriculture. The Company will match the grant funding with an amount equal to $100,000. The matching funds will be spent at a rate equal to or in advance of grant funds, with the expenditure of matching funds not to occur until the date the grant began, which was September 1, 2006. The funding period for the grant will conclude within one year of the date of the signed agreement, but no later than August 31, 2007. The grant funds and matching funds shall only be used for the purposes stated with in the grant budget. As of July 31, 2007, the Company has incurred approximately $86,500 of expenses reimbursable by the grant which has been received.
6. RELATED PARTY TRANSACTIONS
The Company compensates its board members and general managers with a per diem of $100 per board meeting and equity drive meeting attended. For the period from inception to July 31, 2007, the Company has incurred such costs totaling approximately $56,250.
7. COMMITMENTS AND CONTINGENCIES
Plant Construction
The total cost of the project, including the construction of the ethanol plant and start-up expenses, is expected to approximate $166,000,000. The Company has entered into a design-build contract with Fagen, Inc. for the design and construction of the proposed ethanol plant for $120,216,500, exclusive of any change orders the Company may approve. The Company paid a $1,000,000 non-refundable commitment fee which will be credited against the contract price upon the acceptance of the notice to proceed. The agreement with Fagen, Inc. provides for an increase in the cost of construction in the event the Company does not issue a notice to proceed to Fagen, Inc. by October 19, 2007. In addition, the Company expects Fagen, Inc. will agree to have the project substantially complete within 635 days after the date of the notice to proceed with the construction of the ethanol plant. The Company expects final completion will be finished within 90 days after substantial completion.

ONE EARTH ENERGY, LLC
(A Development Stage Company)
Notes to Condensed Unaudited Financial Statements
July 31, 2007
In December 2005, the Company entered into a Phase I and Phase II engineering services agreement with an affiliate of the anticipated general contractor. In exchange for the performance of certain engineering and design services, the Company has agreed to pay a fixed amount, which will be credited against the total design-build contract as well as certain reimbursable expenses.
The Company anticipates funding the development of the ethanol plant by raising total equity between $64,455,000 and $70,000,000, in addition to the initial $1,425,000 in seed capital already raised, and securing financing for up to approximately $100,000,000, less any grants received. The amount of debt financing needed depends on the amount of equity raised in the Offering.
Land and land options
The Company has purchased four adjacent parcels of real estate and has one outstanding land option in Ford County near Gibson City, Illinois as the site for the construction of their proposed ethanol plant.
In February 2006, the Company entered into a contract with an unrelated party to have the option to purchase approximately 10 acres of land in Ford County, Illinois, for $100,000, until February 2007. The Company paid $10,000 for this option. In April 2007, the Company purchased these acres for approximately $100,000. The option price was applied to the final purchase price. Additionally, in June 2007, the Company entered into an agreement to purchase approximately 6 acres of land in Ford County, Illinois with this same related party for a price of $10,000 per acre. In July 2007, the Company purchased these additional acres for approximately $48,400. These sites are adjacent to the following three parcels in Ford County.
In April 2006, the Company entered into a contract with an unrelated party to have the option to purchase approximately 34 acres of land in Ford County, Illinois, initially until April 2007 and extended to June 2007. Because the Company exercised this option the firm purchase price for the property shall be $14,000 per acre. In June 2007, the Company exercised the option and purchased this land for approximately $476,000 to which the $10,000 option price was applied.
In April 2006, the Company entered into a contract with an unrelated party to have the option to purchase approximately 40 acres of land in Ford County, Illinois, for $5,600 per acre initially until April 2007 and extended to May 2007. In May 2007, the Company exercised the option and purchased this land for approximately $224,000 to which the $10,000 option price was applied.
In November 2006, the Company entered into a contract with unrelated parties to have the option to purchase a minimum of 2 acres of land in Ford County, Illinois, for $20,000 per acre until November 2007. The Company paid $10,000 for this option, which will be applied to the final purchase price if exercised. This option is for land to drill a well to pump water to the plant.
In June 2007, the Company entered into a contract with a related party to exchange approximately 5 acres of land in Ford County for $2,112, the difference in the valuation of the property.
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

ONE EARTH ENERGY, LLC
(A Development Stage Company)
Notes to Condensed Unaudited Financial Statements
July 31, 2007
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
Railroad Contract
In June 2007, the Company entered into a design/build agreement with an unrelated company for the installation of a rail system for the plant. The Company agrees to pay a fee of $1,636,800 in exchange for the design and construction of the rail system.
Installation Contract
In August 2007, the Company entered into an agreement with an unrelated company for the installation of soil reinforcing elements for the plant. The Company agrees to pay a lump sum fee of $367,000 in exchange for services under the agreement.

ONE EARTH ENERGY, LLC
(A Development Stage Company)
Notes to Condensed Unaudited Financial Statements
July 31, 2007
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

Overview
          We are an Illinois limited liability company organized on November 28, 2005 with the name of One Earth Energy, LLC. We were formed for the purpose of constructing and operating a 100 million gallon dry mill corn-processing ethanol plant which is to be located near Gibson City, Illinois in Ford County. Based upon engineering specifications produced by Fagen, Inc., we expect that the plant will annually consume approximately 36 million bushels of corn and as much as 9,000 Million British Thermal Units (“MMBtu”) of natural gas per day and produce approximately 100 million gallons of fuel grade ethanol and 321,000 tons of distillers grains for animal feed each year.
          We estimate the total project will cost approximately $166,000,000, which includes approximately $120,000,000 to construct the plant, approximately $28,000,000 to cover all other capital expenditures necessary to complete the project, and $18,000,000 of capitalization and start-up costs to commence plant operations and produce revenue. We have entered into a definitive design-build contract with Fagen, Inc. for the design and construction of our proposed ethanol plant for a price of approximately $120,000,000, exclusive of any change orders we may approve. Our agreement with Fagen, Inc. provides for an increase in the cost of construction in the event we have not issued a notice to proceed to Fagen, Inc. by October 19, 2007. In addition, Fagen, Inc. agreed to have the project substantially complete within 635 days after the date we provide Fagen with notice to proceed with construction of the ethanol plant. We expect that final completion will be achieved within 90 days after substantial completion.
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
          In connection with this offering, we are conducting a rescission offer with respect to our current subscribers. From November 7, 2006 through June 1, 2007, we received subscriptions from investors pursuant to our registration statement, which is no longer materially correct. Subsequent to receiving these subscriptions, we have changed the terms of our initial public offering, and we, therefore, filed a rescission offer and post-effective amendment with the SEC, both of which became effective on August 17, 2007.
          We now intend to raise a minimum of $64,455,000 and a maximum of $70,000,000 in our registered offering as a result of our expectation to obtain a significant amount of our equity financing from a single institutional investor. We have executed a binding subscription agreement with Farmers Energy One Earth, LLC (“Farmers Energy”), an Ohio limited liability company, and an indirect wholly-owned subsidiary of Rex Stores Corporation, whereby Farmers Energy agreed to purchase a minimum of 7,011 units for a minimum purchase price of $35,055,000 and a maximum of 12,491 units for a maximum purchase price of $62,455,000 in our registered offering. The actual number of units purchased by Farmers Energy will be dependent upon the number and amount of rescissions resulting from our rescission offer and the total number of new investors accepted by us pursuant to the post-effective amendment and rescission documents filed with the SEC and relevant state securities regulators. Pursuant to the terms of our agreement, Farmers Energy has agreed to purchase up to a maximum of 12,491 of our units in our registered offering if certain conditions set forth below are satisfied by October 19, 2007 (unless extended by Farmers Energy in its sole discretion).
          As a result of negotiations with Farmers Energy, we have allowed Farmers Energy to appoint Zafar Rizvi to our board of directors and to exercise Farmers Energy’s director votes despite the fact that we have not yet satisfied all of the conditions in Farmers Energy’s subscription agreement and Farmers Energy has not yet made its capital contribution.

          As a result of the above described changes, we are offering to our investors who submitted subscription agreements pursuant to our registered offering prior to June 1, 2007 and deposited a portion of the purchase price into our escrow account, the opportunity to continue to participate in our offering or a limited opportunity to have their investment returned to them by electing to rescind their subscription agreements, thereby withdrawing their subscriptions for our units. If subscribers choose to rescind and withdraw their subscriptions for our units, we will return their down payment that is currently held in escrow to them, along with interest. If our rescission offer is accepted by all of our subscribers, we could be required to make aggregate payments to subscribers of approximately $2,572,000, which is currently held in escrow in accordance with the terms of our original offering. Once our rescission offer and post-effective amendment has been filed and declared effective, we will continue to sell units in our registered offering pursuant to our new offering terms.
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
          We entered into various loan documents with Farmers Energy in June 2007, pursuant to which Farmers Energy has agreed to provide us with interim financing of up to $6,000,000 to enable us to proceed with our project until we are able to close on our debt financing. In exchange for the interim financing, we granted Farmers Energy a security interest in all of our assets. In addition, we agreed to commence payment o the principal amount and all accrued and unpaid interest on the loan on the later of (1) breaking escrow, or (2)closing on our debt financing. In no event will the loan be due and payable in full later than December 1, 2007. As of July 31, 2007, we have an outstanding principal balance of $3,000,000.
          We are still in the development phase, and until the proposed ethanol plant is operational, we will generate no revenue. We anticipate that accumulated losses will continue to increase until the ethanol plant is operational. We currently estimate that the construction of the plant will be completed in the spring of 2009.
Plan of Operations and Start-Up of the Ethanol Plant
          We expect to spend at least the next 12 months focused on completion of project capitalization, site acquisition and development, and plant construction. We do not expect to complete construction and commence operations until 18 to 21 months from ground-breaking.
          Farmers Energy has agreed to provide to us, interim, secured debt financing, in an aggregate principal amount not to exceed $6,000,000 to enable us to proceed with our project until we are able to close on our senior debt financing. We expect the funds raised in our previous private placements in addition to our interim financing from Farmers Energy to supply us with enough cash to cover our costs, including staffing, office costs, audit, legal, compliance and staff training, until we close the offering and procure debt financing. Assuming the successful completion of our registered offering and execution of debt financing agreements, we expect to have sufficient cash on hand to cover all costs associated with the construction of the project, including, but not limited to, site acquisition and development, utilities, construction and equipment acquisition.
Project Capitalization
          In the next fiscal quarter, our primary focus is expected to be on project capitalization. We expect to raise funds through our registered offering, collect the offering proceeds from investors, and secure definitive debt financing agreements from a senior lender.
          In connection with this offering, we are conducting a rescission offer with respect to our current subscribers. From November 7, 2006 through June 1, 2007, we received subscriptions from investors pursuant to our registration statement, which is no longer materially correct. Subsequent to receiving these subscriptions, we have changed the terms of our initial public offering, and we, therefore, filed a rescission offer and post-effective amendment with the SEC, both of which became effective on August 17, 2007.

          We expect to obtain a significant amount of our equity financing from a single institutional investor. We have executed a binding subscription agreement with Farmers Energy whereby Farmers Energy agreed to purchase a minimum of 7,011 units for a minimum purchase price of $35,055,000 and a maximum of 12,491 units for a maximum purchase amount of $62,455,000 in our registered offering. Pursuant to the terms of our agreement, Farmers Energy has agreed to purchase up to a maximum of 12,491 of our units in our registered offering if the following conditions are satisfied by October 19, 2007 (unless extended by Farmers Energy in its sole discretion): (i) Farmers Energy has obtained the approval of the board of directors of Rex Stores Corporation; (ii) we have obtained and provided evidence to Farmers Energy of the approval by our board of directors of the agreement with Farmers Energy along with unanimous written approval of the five existing capital members (the former class A members); (iii) we have obtained all necessary air permits to construct and operate the proposed ethanol plant in Gibson City, Illinois; (iv) we have entered into a binding design build contract with Fagen, Inc. for the construction of the ethanol plant; (v) we have provided Farmers Energy with the names and addresses of our current subscribers and evidence of the funds currently held in escrow; (vi) we have provided all documents and other information which Farmers Energy may reasonably request in connection with the agreement; (vii) we have delivered to Farmers Energy a written re-affirmation from Fagen, Inc. stating that Fagen, Inc. will not accept the rescission offer and otherwise supports the Farmers Energy transaction and investment; (viii) we have entered into a committed credit facility for a construction/permanent loan with a commercial bank or other lender of recognized standing pursuant to which disbursement, to provide construction/permanent debt financing in an amount which, along with net proceeds from the sale of units in accordance with our initial public offering and subscriptions confirmed pursuant to our rescission offer, and Farmers Energy’s secured debt financing, will be sufficient to complete construction of the facility, as well as provide necessary working capital; ix) after Farmers Energy’s purchase of the units subscribed for under the subscription agreement, Farmers Energy owns, on a fully diluted basis, not less than a majority of the issued and outstanding units of One Earth; (x) the SEC has approved our Second Post-Effective Amendment for our initial public offering in a manner by which the transactions described in the subscription agreement may proceed on the basis described therein; and (xi) during the period beginning June 15, 2007 and ending on the closing date for the purchase of the units under the subscription agreement, no event or set of facts or circumstances has arisen which has resulted in, or with the passage of time could result in, in the reasonable opinion of Farmers Energy, a material adverse effect. Following the expiration of the rescission offer, we intend to accept Farmers Energy’s subscription in our registered offering for 12,491 units less the number of units actually subscribed and paid for by other investors in our registered offering and pursuant to subscriptions confirmed from the rescission offer. After Farmers Energy’s purchase of the units, as described above, Farmers Energy will own, on a fully diluted basis, not less than a majority of our issued and outstanding units.
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
          We may not be successful in obtaining subscriptions for units in an amount which exceeds our minimum offering amount of $64,455,000. All of our current subscriptions in our registered offering are subject to our rescission offer and may be rescinded. Our subscription procedures also require subscribers to send 10% of the amount due at the time they sign the subscription agreement. At that time, investors are also required to provide a promissory note for the remainder. As such, even if we receive subscriptions for a sufficient number of units, we may not ultimately be able to collect all funds owed to us by investors under the subscription agreements. We will not release funds from escrow until we have cash deposits in our escrow account in excess of the minimum offering amount of $64,455,000. If our rescission offer is accepted, we could be required to make aggregate payments to subscribers of approximately $2,572,000, which is currently held in escrow in accordance with the terms of our original offering.

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
          We have received a $20,000 grant from the Illinois Corn Marketing Board. In addition, we were awarded a $100,000 Value-Added Producer grant from the United States Department of Agriculture, which is to be used for start-up costs. As of July 31, 2007, we have incurred approximately $86,500 of expenses reimbursable by the grant which has been received.
Site Acquisition and Development
          We expect to continue work principally on the preliminary design and development of our proposed ethanol plant, obtaining the necessary construction permits, securing our debt financing and negotiating the corn supply, utility and other contracts. We plan to fund these initiatives using the $1,425,000 of equity capital raised in our previous private placement and our interim financing with Farmers Energy. If we are unable to raise sufficient capital in our registered offering or otherwise obtain other funds, we may need to discontinue operations.
          We have purchased four adjacent parcels of real estate for our site in Ford County, Illinois. On April 30, 2007, we purchased approximately 10 acres of land in Ford County, Illinois for a total purchase price of $100,200. On June 15, 2007, we purchased approximately 34 acres of land in Ford County, Illinois for a total purchase price of $476,000. On May 31, 2007, we purchased approximately 40 acres from the city of Gibson City, Illinois for a total price of $224,000. On June 27, 2007, we entered into an exchange agreement with Alliance Grain Company. Pursuant to this agreement, we exchanged approximately $2,000 and 5.0 acres of real estate located in Ford County, Illinois for approximately 5.4 acres of real estate owned by Alliance Grain Company valued at approximately $34,000 located near our site in Ford County, Illinois.
          Additionally, on June 13, 2007, we executed an offer to purchase an additional 6 acres of land from Edward E. Tucker. The purchase price for the real estate is $10,000 per acre, for a total cost of approximately $60,000. We deposited the sum of $500 as earnest money with the offer to purchase. Under the terms of the purchase agreement, we will pay the remaining balance of the purchase price in cash at closing.
          In addition, on November 14, 2006, we executed a real estate option agreement with Christopher Kemp, Kimberly K. Laird, Kelly Salinas, and Stanley F. Nelson, granting us the option to purchase a minimum of two acres of land in Ford County, Illinois. Under the terms of the option agreement, we paid $10,000 and have the option to purchase the land for $20,000 per acre. This option expires on November 14, 2007. This option is for the land to drill a well to pump water to the plant.
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
Plant Construction and Start-Up of Plant Operations
          We expect construction of the proposed plant to take approximately 18 to 21 months after ground-breaking. Our activities during this period will include completion of the final design and development of the plant. We also plan to negotiate and execute final contracts concerning the provision of necessary electricity, natural gas and other power sources.
          Assuming the successful completion of this offering and our obtaining the necessary debt financing, we expect to have sufficient cash on hand to cover construction and related start-up costs necessary to make the plant operational. We estimate that we will need approximately $120,000,000 to construct the plant, and a total of approximately $46,000,000 to cover all other expenditures necessary to complete the project, commence plant operations and produce revenue.
          We must obtain debt financing in order to complete construction on the ethanol plant. The amount and nature of the debt financing that we are seeking is subject to the interest rates and the credit environment as well as other economic factors over which we have no control. We have no binding contracts with any bank, lender or financial institution for our debt financing.
          We began our dirt work in July 2007, which we expect to be completed in September 2007. On August 23, 2007, we entered into an agreement with Foundation Service Corp. for the installation of soil reinforcing elements for our ethanol plant. We agreed to pay Foundation Service Corp. a lump sum fee of $367,000 in exchange for their services under the agreement.
          We anticipate commencing construction in October 2007. We have entered into a definitive design-build contract with Fagen, Inc. under which Fagen, Inc. will serve as our design-builder for our ethanol plant. Under the terms of the contract, Fagen, Inc. agreed to have the project substantially complete within 635 days after we provide Fagen, Inc. with notice to proceed with construction of the ethanol plant. We expect final completion will be achieved within 90 days after substantial completion. Under the terms of the design-build contract, we will pay Fagen, Inc. approximately $120,000,000 for construction of the plant, subject to any change orders we approve. Fagen, Inc. will perform all work and services in connection with the engineering, design, procurement, construction, startup, testing and training for the operation and maintenance of the ethanol plant, and will provide all materials, equipment, tools and labor necessary to complete the ethanol plant in accordance with the terms of the design-build agreement. Pursuant to the terms of the contract we paid a $1,000,000 non-refundable commitment fee which will be credited against the contract price upon the acceptance of the notice to proceed. Under the terms of the contract, Fagen, Inc. will have the right to stop or postpone work and to reasonably adjust the time for completion of the plant and the contract price based on certain contingencies described in the design-build contract. Pursuant to the contract, we may terminate the contract for cause if we give Fagen, Inc. written notice and a period to cure if Fagen, Inc. fails to perform under the terms of the design-build contract. We have the right to terminate the design-build contract without cause if we provide Fagen, Inc. with 10 days prior written notice. In addition, if we terminate without cause, we will pay Fagen, Inc. for all work completed and any proven loss, cost or expense incurred in connection with such work; reasonable costs and expenses attributable to the termination including demobilization costs; and overhead and profit in the amount of 15% of the sum of the above payments.
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
          ICM, Inc. is a full-service engineering, manufacturing and merchandising firm based in Colwich, Kansas. We have not entered into any legally binding agreements with ICM, Inc. Based on discussions we have had with both Fagen, Inc. and ICM, Inc., we expect that ICM, Inc. will serve as the principal subcontractor for the plant and provide the process engineering operations for Fagen, Inc.
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
          On July 25, 2007, we entered into an agreement with Ameritrack Railroad Contractors, Inc. for the design and construction of our rail sidings. We agreed to pay Ameritrack $1,636,800 in exchange for their services under the agreement.
Marketing, Grain Procurement and Utility Agreements
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
          On November 3, 2006, we entered into a distillers grain marketing agreement with United Bio Energy Ingredients, LLC (“UBEI”). Under the terms of the agreement, UBEI will purchase one hundred percent (100%) of our distillers grains production during the term of the contract. The initial term of the agreement is for thirty-six months, commencing on the date that our ethanol plant begins operations to produce ethanol. The agreement will automatically renew for successive one year terms thereafter unless either party gives written notice of its election not to renew. Pursuant to the agreement, UBEI will provide comprehensive coproducts marketing services to us including an onsite merchandiser. UBEI will pay us for all distillers grains removed by them from our plant as follows: for dried distillers grains, a price equal to ninety-seven percent (97%) of the F.O.B. facility price charged by UBEI to its customers; for wet distillers grains, a price equal to ninety-six percent (96%) of the F.O.B. Facility Price charged by UBEI to its customers; for modified wet distillers grains, a price equal to ninety-five percent (95%) of the F.O.B. Facility Price charged by UBEI to its customers. Such percentages are subject to a minimum and maximum price per ton as set forth in the agreement. As defined in the agreement, “F.O.B. Facility Price” means the actual net sales price that UBEI invoices buyers of distillers grains.
          We anticipate that one, several or all of our five initial cooperative members may supply part or all of our corn supply necessary to operate our ethanol plant. However, we have not yet executed any definitive corn supply agreements with any of our cooperative members.
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
Trends and Uncertainties Impacting the Ethanol Industry
          If we are able to build the plant and begin operations, we will be subject to industry-wide factors that affect our operating and financial performance. These factors include, but are not limited to, the available supply and cost of corn from which our ethanol and distillers grains will be processed; the cost of natural gas, which we will use in the production process; dependence on our ethanol marketer and distillers grain marketer to market and distribute our products; the intensely competitive nature of the ethanol industry; possible legislation at the federal, state and/or local level; changes in federal ethanol tax incentives and the cost of complying with extensive environmental laws that regulate our industry.
          We expect ethanol sales to constitute the bulk of our future revenues. Ethanol prices have recently been much higher than their 10 year average. However, due to the increase in the supply of ethanol from the number of new ethanol plants scheduled to begin production and the expansion of current plants, we do not expect current ethanol prices to be sustainable in the long term. The total production of ethanol is at an all time high. According to the Renewable Fuels Association, as of August 29, 2007, there were 128 operational ethanol plants nationwide that have the capacity to produce approximately 6.78 billion gallons annually. In addition, there are 77 ethanol plants and 8 expansions under construction, which when operational are expected to produce approximately another 6.65 billion gallons of ethanol annually. There are over 10 ethanol plants announced or under construction in Illinois, including two plants under construction in our area, one at Royal, Illinois which is approximately 40 miles from our proposed site and one in Gilman, Illinois which is approximately 30 miles from our site. We also expect that there are more entities that have been recently formed or in the process of formation that plan to construct additional ethanol plants in Illinois and the surrounding states. However, there is often little information available to the public regarding ethanol projects that are in the earlier stages of planning and development. Therefore, it is difficult to estimate the total number of potential ethanol projects within our region.
          The direct competition of local ethanol plants could significantly affect our ability to operate profitably. A greater supply of ethanol on the market from other plants could reduce the price we are able to charge for our ethanol. This would have a negative impact on our future revenues once we become operational. With so many plants announced or under construction in the local area, our ability to commence operations as quickly as possible will have a significant impact on our ability to be successful.
          Increased demand, firm crude oil and gas markets, public acceptance and positive political signals have all contributed to strong steady ethanol prices. In order to sustain these price levels, however, management believes the industry will need to continue to grow demand to offset the increased supply brought to the market place by additional production.
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
          Moreover, despite increased consumer acceptance, there is still some consumer resistance to the use of ethanol that may affect the demand for ethanol which could affect our ability to market our product and reduce the value of your investment. Certain individuals believe that use of ethanol has a negative impact on prices at the pump or that it reduces fuel efficiency to such an extent that it costs more to use ethanol than it does to use gasoline. Many also believe that ethanol adds to air pollution and harms car and truck engines. Still other consumers believe that the process of producing ethanol actually uses more fossil energy, such as oil and natural gas, than the amount of energy contained in the ethanol produced. These consumer beliefs could potentially be wide-spread. If consumers choose not to buy ethanol, it would affect the demand for the ethanol we produce which could negatively affect our ability sell our product and negatively affect our profitability.
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
          Demand for ethanol may also increase as a result of increased consumption of E85 fuel. E85 fuel is a blend of 70% to 85% ethanol and gasoline. According to the Energy Information Administration, E85 consumption is projected to increase from a national total of 22 million gallons in 2004 to 200 million gallons in 2030. E85 is used as an aviation fuel and as a hydrogen source for fuel cells. In the U.S., there are currently about 6 million flexible fuel vehicles capable of operating on E85 and approximately 1,244 retail stations supplying it. Automakers have indicated plans to produce an estimated 6 million more flexible fuel vehicles per year.
          We expect the support for and use of E85 fuel has and will continue to be supported Congressional legislation. The Energy Policy Act of 2005 created a new incentive that permits taxpayers to claim a 30% tax credit (up to $30,000) for the cost of installing clean-fuel vehicle refueling equipment, such as an E85 fuel pump, in a trade or business vehicle. Under the provision, clean fuels are any fuel that is at least 85% comprised of ethanol, natural gas, compressed natural gas, liquefied natural gas, liquefied petroleum gas, or hydrogen and any mixture of diesel fuel and biodiesel containing at least 20% biodiesel. This provision is effective for equipment placed in service after December 31, 2005, and before January 1, 2010.
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
Trends and Uncertainties Impacting the Corn and Natural Gas Markets and Our Cost of Goods Sold
          We expect our costs of our goods will consist primarily of costs relating to the corn and natural gas supplies necessary to produce ethanol and distillers grains for sale. We expect to grind approximately 36 million bushels of corn per year. With the increased demand for corn from increased ethanol production, we expect corn prices will be high throughout the fiscal year 2007. These high corn prices might be mitigated somewhat due to increased corn planting in the 2007 growing season. Farmers have responded to these high corn prices by planting an estimated 92.9 million acres of corn in 2007, an approximately 19% increase over the corn production acres for the 2006 growing season of approximately 78.3 million acres. This is expected to increase the number of bushels of corn produced in the 2007 growing season to approximately 13 billion bushels. If this is the case, it could offset some of the additional corn demand from the ethanol industry. Although, we don’t expect to be operational until spring 2009, we expect continued volatility in corn prices.

          We expect our natural gas usage to be approximately 9,000 MMBtu’s per year. We will use natural gas to (a) operate a boiler that provides steam used in the production process, (b) operate the thermal oxidizer that will help us comply with emissions requirements, and (c) dry our distillers grain products to moisture contents at which they can be stored for long periods of time, and can be transported greater distances. Recently, the price of natural gas has followed other energy commodities to historically high levels. Current natural gas prices are considerably higher than the 10-year average. Global demand for natural gas is expected to continue to increase, further driving up prices. As a result, we expect natural gas prices to remain higher than average in the short to mid-term. Increases in the price of natural gas may increases our cost of production and negatively impact our profit margins once we are operational.
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
Employees
          Prior to commencement of operations, we intend to hire approximately 45 full-time employees. Following completion of the ethanol plant, we expect to have 32 employees in ethanol production operations and 13 in general management and administration. Our officers are Steve Kelly, President, Scott Docherty, Vice President and Jack Murray, Secretary/Treasurer. As of the date of this report, we have not hired any employees.
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
          As of September 1, 2007, we had received subscriptions for approximately 4,922 units through our registered offering for an aggregate amount of approximately $24,610,000. We have not yet accepted any of the subscriptions, and these subscriptions are subject to our rescission offer. If our rescission offer is accepted by all of our subscribers, we could be required to make aggregate payments to subscribers of approximately $2,571,823, which is currently held in escrow in accordance with the terms of our original offering.
          In addition, we entered into various loan documents with Farmers Energy pursuant to which Farmers Energy has agreed to provide us with interim financing of up to $6,000,000 to enable us to proceed with our project until we are able to close on our debt financing. In exchange for the interim financing, we provided Farmers Energy with a security interest in all of our assets.
          We are conducting a rescission offer with our current subscribers. From November 7, 2006 through June 1, 2007, we received subscriptions from investors pursuant to our registration statement which is no longer materially correct. Subsequent to receiving these subscriptions, we changed the terms of our initial public offering and we, therefore, have filed a rescission offer and post-effective amendment to our registration statement.
          We now intend to raise a minimum of $64,455,000 and a maximum of $70,000,000 in our registered offering. We expect to obtain a significant amount of our equity financing from a single institutional investor. We have executed a binding subscription agreement with Farmers Energy, whereby Farmers Energy agreed to purchase a minimum of 7,011 units for a minimum purchase price of $35,055,000 and a maximum of 12,491 units for a maximum purchase amount of $62,455,000 in our registered offering. Pursuant to the terms of our agreement, Farmers Energy has agreed to purchase up to 12,491 of our units in our registered offering if the following conditions are satisfied by October 19, 2007 (unless extended by Farmers Energy in its sole discretion): (i) Farmers Energy has obtained the approval of the board of directors of Rex Stores Corporation; (ii) we have obtained and provided evidence to Farmers Energy of the approval by our board of directors of the agreement with Farmers Energy along with unanimous written approval of the five existing capital members (the former class A members); (iii) we have obtained all necessary air permits to construct and operate the proposed ethanol plant in Gibson City, Illinois; (iv) we have entered into a binding design build contract with Fagen, Inc. for the construction of the ethanol plant; (v) we have provided Farmers Energy with the names and addresses of our current subscribers and evidence of the funds currently held in escrow; (vi) we have provided all documents and other information which Farmers Energy may reasonably request in connection with the agreement; (vii) we have delivered to Farmers Energy a written re-affirmation from Fagen, Inc. stating that Fagen, Inc. will not accept the rescission offer and otherwise supports the Farmers Energy transaction and investment; (viii)we have entered into a committed credit facility for a construction/permanent loan with a commercial bank or other lender of recognized standing pursuant to which disbursement, to provide construction/permanent debt financing in an amount which, along with net proceeds from the sale of units in accordance with our initial public offering and subscriptions confirmed pursuant to our rescission offer, and Farmers Energy’s secured debt financing, will be sufficient to complete construction of the facility, as well as provide necessary working capital; ix) after Farmers Energy’s purchase of the units subscribed for under the subscription agreement, Farmers Energy owns, on a fully diluted basis, not less than a majority of the issued and outstanding units of One Earth; (x) the SEC has approved our Second Post-Effective Amendment for our initial public offering in a manner by which the transactions described in the subscription agreement may proceed on the basis described therein; and (xi) during the period beginning June 15, 2007 and ending on the closing date for the purchase of the units under the subscription agreement, no event or set of facts or circumstances has arisen which has resulted in, or with the passage of time could result in, in the reasonable opinion of Farmers Energy, a material adverse effect. Following the expiration of the rescission offer, we intend to accept Farmers Energy’s subscription in our registered offering for 12,491 units less the number of units actually subscribed and paid for by other investors in our registered offering and pursuant to subscriptions confirmed from the rescission offer. After Farmers Energy’s purchase of the units, as described above, Farmers Energy will own, on a fully diluted basis, not less than a majority of our issued and outstanding units.
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

		Percent of
Use of Proceeds	Amount	Total
Plant construction	$120,000,000	72.29%
Land & site development costs	8,937,064	5.38%
Railroad	1,980,000	1.19%
Fire protection & water supply	10,179,000	6.13%
Administrative building	500,000	0.30%
Office equipment	90,000	0.05%
Computers, software, network	175,000	0.11%
Construction insurance costs	125,000	0.08%
Construction contingency	2,085,936	1.26%

Capitalized interest	3,000,000	1.81%
Rolling stock	460,000	0.28%
Start up costs:
Financing costs	1,218,000	0.73%
Organization costs	1,400,000	0.84%
Pre-production period costs	850,000	0.51%
Inventory — spare parts — process equipment	500,000	0.30%
Working capital	6,500,000	3.92%
Inventory — corn	2,250,000	1.36%
Inventory — chemicals and ingredients	200,000	0.12%
Inventory — ethanol and DDGS	5,550,000	3.34%

Total	$166,000,000	100%

          We have increased our estimated uses of proceeds by approximately $4.5 million from our initial estimates mainly as a result of increases in the cost of labor and materials necessary to construct the plant. Our use of proceeds is measured from our date of inception and we have already incurred some of the related expenditures.
Quarterly Financial Results

          As of July 31, 2007, we had cash and cash equivalents of approximately $879,801 and total assets of approximately $4,637,761. As of July 31, 2007, we had current liabilities of approximately $4,105,114. Total members’ equity as of July 31, 2007, was approximately $532,647. Since inception, we have generated no revenue from operations and have accumulated net losses of approximately $891,824 due to start-up costs.
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
          As of September 1, 2007, we had received subscriptions for approximately 4,922 units through our registered offering for an aggregate amount of approximately $24,610,000. We have not yet accepted any of the subscriptions, and these subscriptions are subject to our rescission offer. If our rescission offer is accepted by all of our subscribers, we could be required to make aggregate payments to subscribers of approximately $2,572,000, which is currently held in escrow in accordance with the terms of our original offering. We may not be successful in obtaining subscriptions for units in an amount which exceeds our minimum offering amount of $64,455,000. We will not release funds from escrow until we have cash deposits in our escrow account in excess of the minimum offering amount of $64,455,000.
Off-Balance Sheet Arrangements
          We do not have any off-balance sheet arrangements.
Item 3. Controls and Procedures
          Our management, including our President (the principal executive officer), Steve Kelly, along with our Treasurer, (the principal financial officer), Jack Murray, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2007. Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.
          Our management, consisting of our President and our Treasurer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of July 31, 2007, and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
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
          We registered a total of 6,020 class B units at $5,000 per unit for an aggregate maximum gross offering price of $60,100,000. We are conducting a rescission offer with our current subscribers. From November 7, 2006 through June 1, 2007, we received subscriptions from investors pursuant to our registration statement. Subsequent to receiving these subscriptions, we changed the terms of our initial public offering, and we therefore, filed a rescission offer and post-effective amendment, both of which became effective on August 17, 2007.
          We have received subscriptions for approximately 4,922 units, for an aggregate amount of $24,610,000. We suspended the offering while our rescission offering is pending but intend to commence the offering again at the end of the rescission period. We have not yet accepted any subscriptions and all our subscriptions are subject to our rescission offer. We have now registered a total of 14,000 units at $5,000 per unit for an aggregate maximum gross offering price of $70,000,000. We have not yet received subscriptions for units in an amount which exceeds our minimum offering amount of $64,455,000. If our rescission offer is accepted by all our current subscribers, we could be required to make aggregate payments to subscribers of approximately $2,572,000, which is currently held in escrow in accordance with the terms of our original offering.
          Pursuant to our prospectus, all subscription payments from the offering are deposited in an escrow account. We have not yet met the conditions to breaking escrow. We will not break escrow until we satisfy the following conditions:
•	Cash proceeds from unit sales deposited in the escrow account equals or exceeds the minimum offering amount of $64,455,000, exclusive of interest;

•	We obtain a written debt financing commitment for debt financing ranging from $92,455,000 to $98,455,000 less any grants and/or tax increment financing we are awarded;

•	We elect, in writing, to terminate the escrow agreement;

•	The escrow agent provides to each state securities department in which the Company has registered its securities for sale an affidavit stating that the foregoing requirements have been satisfied; and

•	The state securities commissioners have consented to release of the funds on deposit.
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
Item 5. Other Information
          None.
Item 6. Exhibits
          The following exhibits are filed as part of, or are incorporated by reference into, this report:

Method of
Exhibit No.	Description	Filing
10.5	Agreement between One Earth Energy, LLC and Ameritrack Railroad Contractors, Inc. dated July 25, 2007.	*
10.6	Foundation Services Corp. Contract Agreement dated August 23, 2007	*
10.16	Design-Build Agreement between One Earth Energy, LLC and Fagen, Inc. dated June 14, 2007.	1
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	*
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	*

Method of
Exhibit No.	Description	Filing
32.1	Certificate Pursuant to 18 U.S.C. § 1350	*
32.2	Certificate Pursuant to 18 U.S.C. § 1350.	*

(1)	Incorporated by reference to the exhibit of the same number on our Post-Effective Amendment No. 2, No. 333-135729, originally filed on July 3, 2007.

(*)	Filed herewith.

SIGNATURES
          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONE EARTH ENERGY, LLC
Date: September 10, 2007	/s/ Steve Kelly
Steve Kelly
Chairman and President (Principal Executive Officer)

Date: September 10, 2007	/s/ Jack Murray
Jack Murray
Treasurer (Principal Financial and Accounting Officer)