Form 10KSB
period 2007-10-31
ONE EARTH ENERGY LLC
filed 2008-01-29
CIK 1360944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☑	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended October 31, 2007

☐	Transition report under Section 13 or 15(d) of the Exchange Act.
For the transition period from                      to
Commission file number 333-137482
ONE EARTH ENERGY, LLC
(Name of small business issuer in its charter)

Illinois	20-3852246
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 E. 9th Street, Gibson City, IL	60936
(Address of principal executive offices)	(Zip Code)
(217) 784-5321
(Issuer’s telephone number)
Securities registered under Section 12(b) of the Exchange Act:
None
Securities registered under Section 12(g) of the Exchange Act:
None
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
State issuer’s revenues for its most recent fiscal year. None
As of January 25, 2008, the aggregate market value of the membership units held by non-affiliates (computed by reference to the most recent offering price of such membership units) was $16,095,000.
As of January 25, 2008, there were 13,781 membership units outstanding.
Transitional Small Business Disclosure Format (Check one): ☐ Yes ☑ No

AVAILABLE INFORMATION
     Our website address is www.oneearthenergy.com. Our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), are available, free of charge, on our website under the link “SEC & SB-2 Filing,” as soon as reasonably practicable after we electronically file such materials with, or furnish such materials to, the Securities and Exchange Commission. The contents of our website are not incorporated by reference in this annual report on Form 10-KSB.
PART I
ITEM 1. DESCRIPTION OF BUSINESS.
Business Development
     One Earth Energy, LLC (“One Earth”) is a development-stage Illinois limited liability company organized on November 28, 2005, for the purpose of raising capital to develop, construct, own and operate a 100 million gallon per year ethanol plant near Gibson City, Illinois in Ford County. We have not yet engaged in the production of ethanol or distillers grains. Based upon engineering specifications from our design-builder, Fagen, Inc., we expect the ethanol plant, once built, will process approximately 36 million bushels of corn per year into 100 million gallons of denatured fuel grade ethanol and 321,000 tons of dried distillers grains with solubles.
     We estimate the total project will cost approximately $166,000,000 which includes approximately $120,000,000 to construct the plant, approximately $28,000,000 to cover all other capital expenditures necessary to complete the project, and approximately $18,000,000 of capitalization and start-up costs to commence plant operations and produce revenue. We have entered into a definitive design-build contract with Fagen, Inc. for the design and construction of our proposed ethanol plant for a price of approximately $120,000,000 exclusive of any change orders we may approve. Fagen, Inc. agreed to have the project substantially complete on July 14, 2009, 635 days after October 18, 2007, the date Fagen, Inc. accepted our notice to proceed with construction. We expect that final completion will be achieved within 90 days after substantial completion.
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
     Subsequent to receiving subscriptions in our registered offering, we changed the terms, and we, therefore, filed a rescission offer and post-effective amendment with the SEC, both of which became effective on July 7, 2007. Beginning in July 2007, we conducted a rescission offer with respect to our subscribers who subscribed from November 7, 2006 through June 1, 2007. Our rescission offer related primarily to the increased investment from Farmer’s Energy One Earth, LLC (“Farmers Energy”), an Ohio limited liability company, and an indirect wholly-owned subsidiary of Rex Stores Corporation (NYSE: RSC) and the change in control of our board of directors. Pursuant to our agreement with Farmer’s Energy, Farmer’s Energy has the right to appoint a majority of our board of directors, so long as they own a majority of our outstanding membership units. Our agreement with Farmer’s Energy required us to make the following amendments to our amended and restated operating agreement which are contained in our second amended and restated operating agreement adopted in June 2007: (i) elimination of separate classes of units and separate director classes (all units are of a single class with identical rights except as to the appointment of directors); (ii) so long as Farmer’s Energy is the owner of a majority of our issued and outstanding units, Farmer’s Energy has the right to appoint the majority of the members of the board of directors; (iii) any inconsistent terms of the amended and restated operating agreement relating to the rights, duties or obligations of Farmer’s Energy were stricken; and (iv) so long as Farmer’s Energy is the owner of a majority of our issued and outstanding units, Farmer’s Energy will have the right to approve by written consent certain significant transactions involving us (including any merger, consolidation or other business combination involving One Earth, any sale of significant assets other than in the ordinary course of business, any offering or sale of any additional units in One

Earth, any amendment to our second amended and restated operating agreement or any other fundamental change). In addition, as a part of the amendments to our operating agreement, we changed our fiscal year end to December 31. Our rescission offer closed on September 24, 2007. We had 171 subscribers rescind their subscriptions for an aggregate amount of $1,330,500. We promptly cancelled these subscription agreements and returned the funds to those subscribers.
     After cancelling the subscriptions to rescinding subscribers, we received subscriptions for approximately 12,924 units and deposited offering proceeds of approximately $64,620,000 into our escrow account. In addition, we issued two membership units in exchange for a lease agreement for the land necessary to construct our water line. The offering proceeds supplemented our seed capital equity of $1,425,000. We have terminated our escrow account and our offering proceeds were released to One Earth Energy on October 31, 2007. We closed our public offering on November 7, 2007.
     On September 20, 2007, we entered into definitive loan agreements with First National Bank, Omaha and certain other financial institutions for our debt financing. The credit facility is in the amount of $111,000,000, consisting of a $100,000,000 construction loan, together with a $10,000,000 revolving loan and $1,000,000 in letters of credit. Based upon our current total project cost estimate of approximately $166,000,000, we expect our equity and debt capital sources to be sufficient to complete plant construction and begin start-up operations.
     We entered into various loan agreements with Farmers Energy in June 2007, pursuant to which Farmers Energy agreed to provide us with interim financing of up to $6,500,000 to enable us to proceed with our project until we were able to close on our debt financing. In exchange for the interim financing, we granted Farmers Energy a security interest in all of our assets. In addition, we agreed to commence payments on the principal amount and all accrued and unpaid interest on the loan on the later of (1) breaking escrow, or (2) closing on our debt financing. In no event was the loan due and payable in full later than December 1, 2007. As of October 31, 2007, this loan had been repaid in full.
     We began site work in July 2007. We issued our notice to proceed with plant construction to Fagen, Inc. which was accepted October 18, 2007. Fagen, Inc. began construction on October 19, 2007. To date the majority of site preparation is complete and construction is progressing on schedule. We anticipate completion of plant construction in the summer of 2009.
     We are still in the development phase, and until the ethanol plant is operational, we will generate no revenue. We have incurred accumulated losses and we anticipate that accumulated losses will continue to increase until the ethanol plant is operational. Since we have not yet become operational, we do not yet have comparable income, production or sales data.
Principal Products and Markets
     The principal products we anticipate producing at the plant are fuel-grade ethanol and distillers grains. Raw carbon dioxide gas is another co-product of the ethanol production process but we have no plans to capture or market it.
Ethanol
     Ethanol is ethyl alcohol, a fuel component made primarily from corn and various other grains. According to the Renewable Fuels Association, approximately 85 percent of ethanol in the United States today is produced from corn, and approximately 90 percent of ethanol is produced from a corn and other input mix. The ethanol we expect to produce is manufactured from corn. Corn produces large quantities of carbohydrates, which convert into glucose more easily than most other kinds of biomass. The Renewable Fuels Association estimates current annual domestic ethanol production capacity is at approximately 7.42 billion gallons as of December 18, 2007.
     An ethanol plant is essentially a fermentation plant. Ground corn and water are mixed with enzymes and yeast to produce a substance called “beer,” which contains about 10% alcohol and 90% water. The “beer” is boiled to separate the water, resulting in ethyl alcohol, which is then dehydrated to increase the alcohol content. This product is then mixed with a certified denaturant to make the product unfit for human consumption and commercially saleable.
     Ethanol can be used as: (i) an octane enhancer in fuels; (ii) an oxygenated fuel additive for the purpose of reducing ozone and carbon monoxide vehicle emissions; and (iii) a non-petroleum-based gasoline substitute. Approximately 95% of all ethanol is used in its primary form for blending with unleaded gasoline and other fuel products. Used as a fuel oxygenate, ethanol provides a means to control carbon monoxide emissions in large metropolitan areas. The principal purchasers of ethanol are generally the wholesale gasoline marketer or blender. The principal markets for our ethanol are petroleum terminals in the continental United States.
Distillers Grains
     The principal co-product of the ethanol production process is distillers grains, a high protein, high-energy animal feed supplement primarily marketed to the dairy, beef, poultry and swine industries. Distillers grains contain by-pass protein that is superior to other protein supplements such as cottonseed meal and soybean meal. By-pass proteins are more digestible to the animal, thus generating greater lactation in milk cows and greater weight gain in beef cattle. Dry mill ethanol processing creates three forms of distiller grains: Distillers Wet Grains with Solubles (“DWS”), Distillers Modified Wet Grains with Solubles (“DMWS”) and Distillers Dried Grains with Solubles (“DDGS”). DWS is processed corn mash that contains approximately 70% moisture. DWS has a shelf life of approximately three days and can be sold only to farms within the immediate vicinity of an ethanol plant. DMWS is DWS that has been dried to approximately 50% moisture. DMWS have a slightly longer shelf life of approximately ten days and are often sold to nearby markets. DDGS is DWS that has been dried to 10% to 12% moisture. DDGS has an almost indefinite shelf life and may be sold and shipped to any market regardless of its vicinity to an ethanol plant.
Local Ethanol and Distillers Grains Markets
     As described below in “Distribution of Principal Products,” we intend to market and distribute our ethanol and distillers grains through third parties. Whether or not ethanol or distillers grains produced by our ethanol plant are sold in local markets will depend on decisions made in cooperation with our marketers.
     Local ethanol markets will be limited and must be evaluated on a case-by-case basis. Although local markets will be the easiest to service, they may be oversold. Oversold markets depress ethanol prices.
Regional Ethanol Markets
     Typically a regional market is one that is outside of the local market, yet within the neighboring states. We believe our regional market is within a 450-mile radius of our plant and will be serviced by rail. We expect to construct a railroad spur to our plant so that we may reach regional and national markets with our products. Because ethanol use results in less air pollution than regular gasoline, regional markets typically include large cities that are subject to anti-smog measures such as either carbon monoxide or ozone non-attainment areas.
National Ethanol Markets
     According to the Renewable Fuels Association, demand for fuel ethanol in the United States reached a new high in 2006 at nearly five billion gallons per year. In its report titled, “Ethanol Industry Outlook 2007,” the RFA anticipates demand for ethanol to remain strong as a result of the national renewable fuels standard contained in the Energy Policy Act of 2005, rising gasoline and oil prices and increased state legislation banning the use of MTBE or requiring the use of renewable fuels. The RFA also notes that interest in E85, a blend of 85% ethanol and 15% gasoline, has been invigorated due to continued efforts to stretch United States gasoline supplies. The RFA also expects that the passage of the Volumetric Ethanol Excise Tax Credit (VEETC) will provide the flexibility necessary to expand ethanol blending into higher blends of ethanol such as E85, E diesel and fuel cell markets.
     While we believe that the nationally mandated usage of renewable fuels is currently driving demand, we believe that an increase in voluntary usage will be necessary for the industry to continue its growth trend. We expect that voluntary usage by blenders will occur only if the price of ethanol makes increased blending economical.

We expect the passage of the new Energy Independence and Security Act of 2007, which increased the RFS standard will encourage blenders to increase blending of ethanol. In addition, we believe that heightened consumer awareness and consumer demand for ethanol-blended gasoline may play an important role in growing overall ethanol demand and voluntary usage by blenders. If blenders do not voluntarily increase the amount of ethanol blended into gasoline and consumer awareness does not increase, it is possible that additional ethanol supply will outpace demand and further depress ethanol prices.
Distribution of Principal Products
     Our ethanol plant will be located near Gibson City, Illinois in Ford County. We selected the site because of its location to existing ethanol consumption and accessibility to road and rail transportation. We purchased the real estate that encompasses the site in spring 2007, pursuant to the terms of the option agreements which we had previously executed. Our site is in close proximity to rail and major highways that connect to major population centers such as Minneapolis, Minnesota, Indianapolis, Indiana, Detroit, Michigan, and Chicago, Illinois.
Ethanol Distribution
     We have entered into an ethanol marketing agreement with Eco-Energy, Inc. (“Eco-Energy”) for the purpose of marketing and distributing all of the ethanol we produce at the plant. We will pay a fee of $0.0075 per net gallon of ethanol for the services of Eco-Energy during the term of the contract. These fees shall be paid monthly on actual gallons shipped from the prior month. We will divide equally with Eco-Energy fifty percent of the additional profits created by using swaps and exchanges prior to delivery. The ethanol marketing contract shall continue for three years following the first day of ethanol production, with automatic renewals after each two-year term. We can terminate the contract by giving written notice at least four months prior to the end of the initial term or terminate for material breach upon fifteen days notice. The purpose of the agreement is to enable us to sell our ethanol production in the open market using the services of Eco-Energy. Eco-Energy does not guarantee a specific price for the ethanol we produce. Under the agreement, Eco-Energy will be responsible for all transportation arrangements for the distribution of ethanol.
Distillers Grains Distribution
     We have entered into a marketing agreement with United Bio Energy Ingredients, LLC (“UBEI”). Under the terms of the agreement, UBEI will purchase one hundred percent (100%) of our distillers grains production during the term of the contract. The initial term of the agreement is for 36 months, commencing on the date that our ethanol plant begins operations to produce ethanol. The agreement will automatically renew for successive one year terms thereafter unless either party gives written notice of its election not to renew. Pursuant to the agreement, UBEI will provide comprehensive co-products marketing services to us including an onsite merchandiser. UBEI will pay us for all distillers grains removed by them from our plant as follows: for dried distillers grains, a price equal to ninety-seven percent (97%) of the F.O.B. facility price charged by UBEI to its customers; for wet distillers grains, a price equal to ninety-six percent (96%) of the F.O.B. Facility Price charged by UBEI to its customers; for modified wet distillers grains, a price equal to ninety-five percent (95%) of the F.O.B. Facility Price charged by UBEI to its customers. Such percentages are subject to a minimum and maximum price per ton as set forth in the agreement. As defined in the agreement, “F.O.B. Facility Price” means the actual net sales price that UBEI invoices buyers of distillers grains.
New Products and Services
     We have not introduced any new products or services during this fiscal year.
Federal Ethanol Supports and Governmental Regulation
Federal Ethanol Supports
     The ethanol industry is heavily dependent on several economic incentives to produce ethanol, including federal ethanol supports. The most recent ethanol supports are contained in the Energy Independence and Security Act of 2007 (the “Act”), which was signed into law on December 19, 2007. This legislation amends the Renewable

Fuels Standard (RFS), a national flexible program, which was enacted as part of the energy Policy Act of 2005. Under the Energy Policy Act of 2005, the RFS required refiners to use 4.7 billion gallons of renewable fuels in 2007, increasing to 7.5 billion gallons by 2012. The Renewable Fuels Association estimates that domestic ethanol production as of December 2007 was approximately 7.42 billion gallons. This rapid increase in production has placed downward pressure on the price of ethanol as demand has struggled to keep pace with the increase in supply. The new Act, expands the existing RFS to require the use of 9 billion gallons of renewable fuel in 2008 increasing to 36 billion gallons of renewable fuel by 2022. With the exception of the 2008 RFS of 9 billion gallons, the Act will take effect on January 1, 2009.
     Only a portion of the renewable fuel used to satisfy the expanded RFA may come from conventional corn-based ethanol. The Act requires that 600 million gallons of renewable fuel used in 2009 must come from advanced biofuels, such as ethanol derived from cellulose, sugar, or crop residue and biomass-based diesel, increasing to 21 billion gallons in 2022. The Act further includes a requirement that 500 million gallons of biodiesel and biomass-based diesel fuel be blended into the national diesel pool in 2009, gradually increasing to 1 billion gallons by 2012. While the provisions in the Act are intended to stimulate an increase in the usage and price of ethanol, there is no guarantee or assurance that this legislation will have the desired impact on the ethanol industry.
     The Act also authorizes several grants for the advancement of the renewable fuels industry. It authorizes $500 million annually for 2008 to 2015 for the production of advanced biofuels that have at least an 80% reduction in GHG emissions. In addition, it authorizes $25 million annually in 2008 through 2010 for research and development and commercial application of biofuels production in states with low rates of ethanol and cellulosic ethanol production. Further, $200 million annually in 2008 through 2014 is authorized for infrastructure grants for the installation of E85 fuel pumps. Funding is also dedicated for government departments to conduct studies on the feasibility of constructing a dedicated ethanol pipeline, the adequacy of rail transportation of renewable fuel and the impact of the RFS program on various industries such as the livestock and food industry. As enacted, the Act’s provisions did not include any new tax incentives for the production or use of renewable fuels; however, remaining tax incentives explained below remain in force.
     The RFS program final rules became effective on September 1, 2007. Pursuant to the final rules, the EPA will calculate and publish the annual RFS in the Federal Register by November 30th for the following year. The RFS must be attained by refiners, blenders, and importers (collectively the “obligated parties”). Compliance with the RFS program will be shown through the acquisition of unique Renewable Identification Numbers (RINs). RINs are assigned by the producer to every batch of renewable fuel produced to show that a certain volume of renewable fuel was produced. Each obligated party is required to meet their own Renewable Volume Obligation. Obligated parties must produce or acquire sufficient RINs to demonstrate achievement of their Renewable Volume Obligation.
     The Act also contained extensive fuel efficiency standards, which management believes may contribute to the increased use of renewable fuels. Automakers will be required to achieve an industry-wide average fuel efficiency of 35 miles per gallon by 2020 for cars, sport utility vehicles and light trucks.
     Historically, ethanol sales have also been favorably affected by the Clean Air Act amendments of 1990, particularly the Federal Oxygen Program which became effective November 1, 1992. The Federal Oxygen Program requires the sale of oxygenated motor fuels during the winter months in certain major metropolitan areas to reduce carbon monoxide pollution. Ethanol use has increased due to a second Clean Air Act program, the Reformulated Gasoline Program. This program became effective January 1, 1995, and requires the sale of reformulated gasoline in nine major urban areas to reduce pollutants, including those that contribute to ground level ozone, better known as smog. The two major oxygenates added to reformulated gasoline pursuant to these programs are MTBE and ethanol, however MTBE has caused groundwater contamination and was banned from use by many states. Although the Energy Policy Act of 2005 did not impose a national ban of MTBE, its failure to include liability protection for manufacturers of MTBE has resulted in refiners and blenders using ethanol almost exclusively as an oxygenate rather than MTBE to satisfy the reformulated gasoline oxygenate requirement, according to the Environmental Protection Agency. While this may create increased demand in the short term, we do not expect this to have a long term impact on the demand for ethanol as the Energy Policy Act repealed the Clean Air Act’s 2% oxygenate requirement for reformulated gasoline. However, the Energy Policy Act did not repeal the 2.7% oxygenate requirement for carbon monoxide non-attainment areas which are required to use oxygenated fuels in the winter months. While we expect ethanol to be the oxygenate of choice in these areas, there is no assurance that ethanol will in fact be used.
     The voluntary shift away from MTBE to ethanol has put increased focus on America’s ethanol and gasoline supplies. By removing the oxygenate requirements mandated by the Clean Air Act, the Energy Policy Act of 2005 effectively eliminated RFG requirements; however, federal air quality laws in some areas of the country still require the use of RFG. As petroleum blenders now phase away from MTBE due to environmental liability concerns, the demand for ethanol as an oxygenate could increase. However, on April 25, 2006, President Bush announced that he asked EPA Administrator Stephen Johnson to grant temporary reformulated gas waivers to areas that need them to relieve critical fuel supply shortages. Such waivers may result in temporary decreases in demand for ethanol in some regions, driving down the price of ethanol. Furthermore, legislation was introduced in 2006 to strike the $0.54 per gallon secondary tariff on imported ethanol due to concerns that spikes in retail gasoline prices are a result of ethanol supplies. These concerns may have been misguided when one considers that the Energy Information Administration (EIA) estimates that 130,000 barrels per day of ethanol will be needed to replace the volume of MTBE refiners have chosen to remove from the gasoline pool, and an October 2007 EIA report shows that United States ethanol production had soared to 452,000 barrels per day, which would be enough ethanol to meet the new MTBE replacement demand while continuing to supply existing markets. Congress did not pass the legislation; rather, it voted to extend the tariff until 2009. Nevertheless, if similar legislation is introduced again and is passed, the price of ethanol may decrease, negatively affecting our future earnings.
     The use of ethanol as an alternative fuel source has been aided by federal tax policy. On October 22, 2004, President Bush signed H.R. 4520, which contained the Volumetric Ethanol Excise Tax Credit (VEETC) and amended the federal excise tax structure effective as of January 1, 2005. Prior to VEETC, ethanol-blended fuel was taxed at a lower rate than regular gasoline ($0.132 on a 10% blend). Under VEETC, the ethanol excise tax exemption has been eliminated, thereby allowing the full federal excise tax of $0.184 per gallon of gasoline to be collected on all gasoline and allocated to the highway trust fund. This is expected to add approximately $1.4 billion to the highway trust fund revenue annually. In place of the exemption, the bill creates a new volumetric ethanol excise tax credit of $0.51 per gallon of ethanol blended with gasoline. Refiners and gasoline blenders apply for this credit on the same tax form as before only it is a credit from general revenue, not the highway trust fund. Based on volume, the VEETC is expected to allow much greater refinery flexibility in blending ethanol since it makes the tax credit available on all ethanol blended with all gasoline, diesel and ethyl tertiary butyl ether (ETBE), including ethanol in E85. The VEETC is scheduled to expire on December 31, 2010. Legislation has been introduced in Congress that may remove the sunset provisions of the VEETC, thereby making it a permanent tax credit. We cannot assure you that this legislation will be adopted.
     The Energy Policy Act of 2005 expanded who qualifies for the small ethanol producer tax credit. Historically, small ethanol producers were allowed a 10-cent per gallon production income tax credit on up to 15 million gallons of production annually. The size of the plant eligible for the tax credit was limited to 30 million gallons. Under the Energy Policy Act of 2005, the size limitation on the production capacity for small ethanol producers increased from 30 million to 60 million gallons. Based on our anticipated production capacity of 100 million gallons per year, we do not expect to qualify for the small ethanol producer tax credit. The small producer tax credit is scheduled to expire on December 31, 2010. Legislation has been introduced in Congress that may extend this tax credit. It may be more difficult for us to compete with other plants that receive this incentive.
     In addition, the Energy Policy Act of 2005 created a tax credit that permits taxpayers to claim a 30% credit (up to $30,000) for the cost of installing clean-fuel vehicle refueling equipment, such as an E85 fuel pump, to be used in a trade or business of the taxpayer or installed at the principal residence of the taxpayer. Under the provision, clean fuels are any fuel of at least 85% of the volume of which consists of ethanol, natural gas, compressed natural gas, liquefied natural gas, liquefied petroleum gas, and hydrogen and any mixture of diesel fuel and biodiesel containing at least 20% biodiesel. The provision is effective for equipment placed in service on, or after, January 9, 2007 and before January 1, 2010. While it is unclear how this credit will affect the demand for ethanol in the short term, we expect it will help raise consumer awareness of alternative sources of fuel and could positively impact future demand for ethanol.

Effect of Governmental Regulation
     The ethanol industry and our business depend upon continuation of the federal ethanol supports discussed above. These incentives have supported a market for ethanol that might disappear without the incentives. Alternatively, the incentives may be continued at lower levels than at which they currently exist. The elimination or reduction of such federal ethanol supports would make it more costly for us to sell our ethanol once we are operational and would likely reduce our net income and negatively impact our future financial performance.
     The government’s regulation of the environment changes constantly. We are subject to extensive air, water and other environmental regulations and we are required to obtain a number of environmental permits to construct and operate the plant. It is possible that more stringent federal or state environmental rules or regulations could be adopted, which could increase our operating costs and expenses. It also is possible that federal or state environmental rules or regulations could be adopted that could have an adverse effect on the use of ethanol. For example, changes in the environmental regulations regarding the required oxygen content of automobile emissions could have an adverse effect on the ethanol industry. Furthermore, plant operations likely will be governed by the Occupational Safety and Health Administration (“OSHA”). OSHA regulations may change such that the costs of the operation of the plant may increase. Any of these regulatory factors may result in higher costs or other materially adverse conditions effecting our operations, cash flows and financial performance.
Competition
     We will be in direct competition with numerous other ethanol producers, many of whom have greater resources than we do. We also expect that additional ethanol producers will enter the market if the demand for ethanol continues to increase. Ethanol is a commodity product, like corn, which means our ethanol plant competes with other ethanol producers on the basis of price and, to a lesser extent, delivery service. We believe we will compete favorably with other ethanol producers due to our proximity to ethanol markets and multiple modes of transportation. In addition, we believe our plant’s location offers an advantage over other ethanol producers in that it has ready access by rail to growing ethanol markets, which may reduce our cost of sales.
     Ethanol production continues to rapidly grow as additional plants and plant expansions become operational. According to the Renewable Fuels Association, as of December 18, 2007, 135 ethanol plants were producing ethanol with a combined annual production capacity of 7.42 billion gallons per year and current expansions and plants under construction constituted an additional future production capacity of 6.06 billion gallons per year. POET and ADM control a significant portion of the ethanol market, producing an aggregate of over 2 billion gallons of ethanol annually. POET plans to produce an additional 375 million gallons of ethanol per year and ADM plans to produce an additional 550 million gallons of ethanol per year through plant expansions, which will strengthen their positions in the ethanol industry and cause a significant increase in domestic ethanol supply. In addition, in late November 2007, VeraSun Energy Corporation and US Bio Energy Corp. announced that they entered into a merger agreement which is expected to close during the first quarter of 2008. The new entity will retain the VeraSun name and, by the end of 2008, is expected to own 16 ethanol facilities with a total production capacity of more than 1.6 billion gallons per year, which would make it one of the largest ethanol producers in the country.
     Excess capacity in the ethanol industry may have an adverse effect on our results of operations, cash flows and financial condition. In a manufacturing industry with excess capacity, producers have an incentive to manufacture additional products for so long as the price exceeds the marginal cost of production (i.e., the cost of producing only the next unit, without regard to interest, overhead or fixed costs). This incentive can result in the reduction of the market price of ethanol to a level that is inadequate to generate sufficient cash flow to cover costs. If the demand for ethanol does not grow at the same pace as increases in supply, we expect the price for ethanol to continue to decline. Declining ethanol prices will result in lower revenues and may reduce or eliminate profits causing the value of your investment to be reduced.
     The following table identifies most of the ethanol producers in the United States along with their production capacities.

U.S. FUEL ETHANOL BIOREFINERIES AND PRODUCTION CAPACITY
million gallons per year (mgy)

				Under Construction/
			Current Capacity	Expansions
Company	Location	Feedstock	(mgy)	(mgy)
Abengoa Bioenergy Corp.	York, NE	Corn/milo	55
	Colwich, KS		25
	Portales, NM		30
	Ravenna, NE		88
Aberdeen Energy*	Mina, SD	Corn		100
Absolute Energy, LLC*	St. Ansgar, IA	Corn		100
ACE Ethanol, LLC	Stanley, WI	Corn	41
Adkins Energy, LLC*	Lena, IL	Corn	40
Advanced Bioenergy	Fairmont, NE	Corn	100
AGP*	Hastings, NE	Corn	52
Agri-Energy, LLC*	Luverne, MN	Corn	21
Al-Corn Clean Fuel*	Claremont, MN	Corn	35	15
Amaizing Energy, LLC*	Denison, IA	Corn	48
	Atlantic, IA	Corn		110
Archer Daniels Midland	Decatur, IL	Corn	1,070	550
	Cedar Rapids, IA	Corn
	Clinton, IA	Corn
	Columbus, NE	Corn
	Marshall, MN	Corn
	Peoria, IL	Corn
	Wallhalla, ND	Corn/barley
Arkalon Energy, LLC	Liberal, KS	Corn		110
Aventine Renewable Energy, LLC	Pekin, IL	Corn	207	226
	Aurora, NE	Corn
	Mt. Vernon, IN	Corn
Badger State Ethanol, LLC*	Monroe, WI	Corn	48
Big River Resources, LLC*	West Burlington, IA	Corn	52
BioFuel Energy — Pioneer Trail Energy, LLC	Wood River, NE	Corn		115
BioFuel Energy — Buffal Lake Energy, LLC	Fairmont, MN	Corn		115
Blue Flint Ethanol	Underwood, ND	Corn	50
Bonanza Energy, LLC	Garden City, KS	Corn/milo	55
Bushmills Ethanol, Inc.*	Atwater, MN	Corn	40
Cardinal Ethanol	Harrisville, IN	Corn		100
Cargill, Inc.	Blair, NE	Corn	85
	Eddyville, IA	Corn	35
Cascade Grain	Clatskanie, OR	Corn		108

				Under Construction/
			Current Capacity	Expansions
Company	Location	Feedstock	(mgy)	(mgy)
Castle Rock Renewable Fuels, LLC	Necedah, WI	Corn		50
Celunol	Jennings, LA	Sugar cane bagasse		1.5
Center Ethanol Company	Sauget, IL	Corn		54
Central Indiana Ethanol, LLC	Marion, IN	Corn	40
Central Illinois Energy, LLC	Canton, IL	Corn		37
Central MN Ethanol Coop*	Little Falls, MN	Corn	21.5
Chief Ethanol	Hastings, NE	Corn	62
Chippewa Valley Ethanol Co.*	Benson, MN	Corn	45
Cilion Ethanol	Keyes, CA	Corn	50
Commonwealth Agri-Energy, LLC*	Hopkinsville, KY	Corn	33
Corn, LP*	Goldfield, IA	Corn	50
Cornhusker Energy Lexington, LLC	Lexington, NE	Corn	40
Corn Plus, LLP*	Winnebago, MN	Corn	44
Coshoctan Ethanol, OH	Coshoctan, OH	Corn		60
Dakota Ethanol, LLC*	Wentworth, SD	Corn	50
DENCO, LLC	Morris, MN	Corn	21.5
E Energy Adams, LLC	Adams, NE	Corn	50
E Caruso (Goodland Energy Center)	Goodland, KS	Corn		20
East Kansas Agri-Energy, LLC*	Garnett, KS	Corn	35
Elkhorn Valley Ethanol, LLC	Norfolk, NE	Corn	40
ESE Alcohol Inc.	Leoti, KS	Seed corn	1.5
Ethanol Grain Processors, LLC	Obion, TN	Corn		100
First United Ethanol, LLC (FUEL)	Mitchell Co., GA	Corn		100
Front Range Energy, LLC	Windsor, CO	Corn	40
Gateway Ethanol	Pratt, KS	Corn	55
Glacial Lakes Energy, LLC*	Watertown, SD	Corn	100
Global Ethanol/Midwest Grain Processors	Lakota, IA	Corn	95
	Riga, MI	Corn	57
Golden Cheese Company of California*	Corona, CA	Cheese whey	5
Golden Grain Energy, LLC*	Mason City, IA	Corn	110	50
Golden Triangle Energy, LLC*	Craig, MO	Corn	20
Grand River Distribution	Cambria, WI	Corn		40
Grain Processing Corp.	Muscatine, IA	Corn	20
Granite Falls Energy, LLC*	Granite Falls, MN	Corn	52
Greater Ohio Ethanol, LLC	Lima, OH	Corn		54
Green Plains Renewable Energy	Shenandoah, IA	Corn	50
	Superior, IA	Corn		50
Hawkeye Renewables, LLC	Iowa Falls, IA	Corn	105
	Fairbank, IA	Corn	115
	Menlo, IA	Corn		100
	Shell Rock, IA	Corn		110
Heartland Corn Products*	Winthrop, MN	Corn	100
Heartland Grain Fuels, LP*	Aberdeen, SD	Corn	9
	Huron, SD	Corn	12	18

				Under Construction/
			Current Capacity	Expansions
Company	Location	Feedstock	(mgy)	(mgy)
Heron Lake BioEnergy, LLC	Heron Lake, MN	Corn		50
Holt County Ethanol	O’Neill, NE	Corn		100
Husker Ag, LLC*	Plainview, NE	Corn	26.5
Idaho Ethanol Processing	Caldwell, ID	Potato Waste	4
Illinois River Energy, LLC	Rochelle, IL	Corn	50
Indiana Bio-Energy	Bluffton, IN	Corn		101
Iroquois Bio-Energy Company, LLC	Rensselaer, IN	Corn	40
KAAPA Ethanol, LLC*	Minden, NE	Corn	40
Kansas Ethanol, LLC	Lyons, KS	Corn		55
Land O’ Lakes*	Melrose, MN	Cheese whey	2.6
Levelland/Hockley County Ethanol, LLC	Levelland, TX	Corn		40
Lifeline Foods, LLC	St. Joseph, MO	Corn	40
Lincolnland Agri-Energy, LLC*	Palestine, IL	Corn	48
Lincolnway Energy, LLC*	Nevada, IA	Corn	50
Little Sioux Corn Processors, LP*	Marcus, IA	Corn	52
Marquis Energy, LLC	Hennepin, IL	Corn		100
Marysville Ethanol, LLC	Marysville, MI	Corn		50
Merrick & Company	Golden, CO	Waste beer	3
MGP Ingredients, Inc.	Pekin, IL	Corn/wheat starch	78
	Atchison, KS
Mid America Agri Products/Wheatland	Madrid, NE	Corn		44
Mid-Missouri Energy, Inc.*	Malta Bend, MO	Corn	45
Midwest Renewable Energy, LLC	Sutherland, NE	Corn	25
Minnesota Energy*	Buffalo Lake, MN	Corn	18
NEDAK Ethanol	Atkinson, NE	Corn		44
New Energy Corp.	South Bend, IN	Corn	102
North Country Ethanol, LLC*	Rosholt, SD	Corn	20
Northeast Biofuels	Volney, NY	Corn		114
Northwest Renewable, LLC	Longview, WA	Corn		55
Otter Tail Ag Enterprises	Fergus Falls, MN	Corn		57.5
Pacific Ethanol	Madera, CA	Corn	35
	Boardman, OR	Corn	35
	Burley, ID	Corn		50
	Stockton, CA	Corn		50
	Imperial, CA	Corn		50
Panda Ethanol	Hereford, TX	Corn/milo		115
Parallel Products	Louisville, KY	Beverage waste	5.4
	R. Cucamonga, CA
Patriot Renewable Fuels, LLC	Annawan, IL	Corn		100
Penford Products	Cedar Rapids, IA	Corn		45
Phoenix Biofuels	Goshen, CA	Corn	25

				Under Construction/
			Current Capacity	Expansions
Company	Location	Feedstock	(mgy)	(mgy)
Pinal Energy, LLC	Maricopa, AZ	Corn	55
Pine Lake Corn Processors, LLC*	Steamboat Rock, IA	Corn	20
Plainview BioEnergy, LLC	Plainview, TX	Corn		100
Platinum Ethanol, LLC*	Arthur, IA	Corn		110
Plymouth Ethanol, LLC*	Merrill, IA	Corn		50
POET	Sioux Falls, SD		1,110	375
	Alexandria, IN	Corn		#
	Ashton, IA	Corn
	Big Stone, SD	Corn
	Bingham Lake, MN	Corn
	Caro, MI	Corn
	Chancellor, SD	Corn
	Coon Rapids, IA	Corn
	Corning, IA	Corn
	Emmetsburg, IA	Corn
	Fostoria, OH	Corn		#
	Glenville, MN	Corn
	Gowrie, IA	Corn
	Groton, SD	Corn
	Hanlontown, IA	Corn
	Hudson, SD	Corn
	Jewell, IA	Corn
	Laddonia, MO	Corn
	Lake Crystal, MN	Corn
	Leipsic, OH	Corn		#
	Macon, MO	Corn
	Marion, OH	Corn		#
	Mitchell, SD	Corn
	North Manchester, IN	Corn		#
	Portland, IN	Corn
	Preston, MN	Corn
	Scotland, SD	Corn
Prairie Horizon Agri-Energy, LLC	Phillipsburg, KS	Corn	40
Quad-County Corn Processors*	Galva, IA	Corn	27
Red Trail Energy, LLC	Richardton, ND	Corn	50
Redfield Energy, LLC *	Redfield, SD	Corn	50
Reeve Agri-Energy	Garden City, KS	Corn/milo	12
Renew Energy	Jefferson Junction, WI	Corn		130
Siouxland Energy & Livestock Coop*	Sioux Center, IA	Corn	25	35
Siouxland Ethanol, LLC	Jackson, NE	Corn	50
Southwest Iowa Renewable Energy, LLC *	Council Bluffs, IA	Corn		110

				Under Construction/
			Current Capacity	Expansions
Company	Location	Feedstock	(mgy)	(mgy)
Sterling Ethanol, LLC	Sterling, CO	Corn	42
Tate & Lyle	Loudon, TN	Corn	67	38
	Ft. Dodge, IA	Corn		105
The Andersons Albion Ethanol LLC	Albion, MI	Corn	55
The Andersons Clymers Ethanol, LLC	Clymers, IN	Corn	110
The Andersons Marathon Ethanol, LLC	Greenville, OH	Corn		110
Tharaldson Ethanol	Casselton, ND	Corn		110
Trenton Agri Products, LLC	Trenton, NE	Corn	40
United Ethanol	Milton, WI	Corn	52
United WI Grain Producers, LLC*	Friesland, WI	Corn	49
US BioEnergy Corp.	Albert City, IA	Corn	310	440
	Woodbury, MI	Corn
	Hankinson, ND	Corn		#
	Central City , NE	Corn		#
	Ord, NE	Corn
	Dyersville, IA	Corn		#
	Janesville, MN	Corn		#
	Marion, SD	Corn
U.S. Energy Partners, LLC (White Energy)	Russell, KS	Milo/wheat starch	48
Utica Energy, LLC	Oshkosh, WI	Corn	48
VeraSun Energy Corporation	Aurora, SD	Corn	560	330
	Ft. Dodge, IA	Corn
	Albion, NE	Corn
	Charles City, IA	Corn
	Linden, IN	Corn
	Welcome, MN	Corn		#
	Hartely, IA	Corn		#
	Bloomingburg, OH	Corn		#
Western New York Energy, LLC	Shelby, NY	Corn	50
Western Plains Energy, LLC*	Campus, KS	Corn	45
Western Wisconsin Renewable Energy, LLC*	Boyceville, WI	Corn	40
White Energy	Hereford, TX	Corn/Milo		100
Wind Gap Farms	Baconton, GA	Brewery waste	0.4
Renova Energy	Torrington, WY	Corn	5
	Hayburn, ID	Corn		20
Xethanol BioFuels, LLC	Blairstown, IA	Corn	5
Yuma Ethanol	Yuma, CO	Corn	40
Total Current Capacity at
135 ethanol biorefineries			7,415.4
Total Under Construction (65)/Expansions (9)				6,056.9
Total Capacity			13,472.3

*	locally-owned

#	plant under construction
Updated: December 18, 2007
     According to the Nebraska Department of Economic Development, as of October 2007, Illinois is ranked third in the nation for production of ethanol. According to the Renewable Fuels Association, as of January 4, 2008, Illinois had 6 operational ethanol plants with the capacity to produce approximately 1.49 billion gallons of ethanol per year. One of those plants, Aventine Renewable Energy, Inc. announced its plans to expand the production capacity at its ethanol plant in Pekin, Illinois by 57 million gallons per year to 157 million gallons per year. In addition, the RFA has identified at least 4 additional plants which are under construction and 2 expansions which would add approximately 967 million gallons of annual capacity.
     We also believe that there are more entities that have been recently formed or in the process of formation that will begin construction on plants in Illinois and surrounding states and become operational in the future. However, there is often little information available to the public regarding ethanol projects that are in the earlier stages of planning and development; therefore it is difficult to estimate the total number of potential ethanol projects within our region.
Competition from Alternative Fuels
     Alternative fuels and ethanol production methods are continually under development by ethanol and oil companies with far greater resources. The major oil companies have significantly greater resources than we have to develop alternative products and to influence legislation and public perception of ethanol. New ethanol products or methods of ethanol production developed by larger and better-financed competitors could provide them competitive advantages and harm our business.
     The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste, and energy crops. Large companies, such as Iogen Corporation, Abengoa, Royal Dutch Shell Group, Goldman Sachs Group, Dupont and Archer Daniels Midland have all indicated that they are interested in research and development in this area. In addition, Xethanol Corporation has stated plans to convert a six million gallon per year plant in Blairstown, Iowa to implement cellulose-based ethanol technologies after 2007. Furthermore, the Department of Energy and the President have recently announced support for the development of cellulose-based ethanol, including a $160 million Department of Energy program for pilot plants producing cellulose-based ethanol. On February 28, 2007, the Department of Energy announced six recipients for grants to help the producers with the upfront capital costs associated with the construction of cellulosic ethanol biorefineries. The grant recipients expect to build plants in Florida, California, Iowa, Idaho, Kansas and Georgia. In addition, the enactment of the Energy Independence and Security Act of 2007 mandates that over half of the Renewable Fuels Standard be met by renewable fuels, other than corn-derived ethanol, in the year 2022. The biomass trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn. Additionally, the enzymes used to produce cellulose-based ethanol have recently become less expensive. Although current technology is not sufficiently efficient to be competitive on a large-scale, a recent report by the United States Department of Energy entitled “Outlook for Biomass Ethanol Production and Demand” indicates that new conversion technologies may be developed in the future. If an efficient method of collecting biomass for ethanol production and producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively. We do not believe it will be cost-effective to convert the ethanol plant we are proposing into a plant which will use cellulose-based biomass to produce ethanol. As a result, it is possible we could be unable to produce ethanol as cost-effectively as cellulose-based producers.
     Our ethanol plant will also compete with producers of other gasoline additives having similar octane and oxygenate values as ethanol, such as producers of MTBE, a petrochemical derived from methanol that costs less to produce than ethanol. Although currently the subject of several state bans, many major oil companies can produce MTBE. Because it is petroleum-based, MTBE’s use is strongly supported by major oil companies.
     Ethanol supply is also affected by ethanol produced or processed in certain countries in Central America and the Caribbean region. Ethanol produced in these countries is eligible for tariff reduction or elimination upon importation to the United States under a program known as the Caribbean Basin Initiative (CBI). Large ethanol producers, such as Cargill, have expressed interest in building dehydration plants in participating Caribbean Basin countries, such as El Salvador, which would convert ethanol into fuel-grade ethanol for shipment to the United States. Ethanol imported from Caribbean Basin countries may be a less expensive alternative to domestically produced ethanol. According to the RFA, the U.S. International Trade Commission (USITC) announced the 2007 CBI import quota, which will allow approximately 350 million gallons of duty-free ethanol to enter the U.S., up from 268.1 million gallons in 2006. The USITC has yet to announce the 2008 CBI import quota. In the past, legislation has been introduced in the Senate that would limit the transshipment of ethanol through the CBI. It is possible that similar legislation will be introduced this year, however, there is no assurance or guarantee that such legislation will be introduced or that it will be successfully passed.
     Distillers Grains Competition
     Ethanol plants in the Midwest produce the majority of distillers grains and primarily compete with other ethanol producers in the production and sales of distillers grains. According to the Renewable Fuels Association’s Ethanol Industry outlook 2007, ethanol plants produced nine million metric tons of distillers grains in 2005 and 12 million metric tons in 2006. The amount of distillers grains produced is expected to increase significantly as the number of ethanol plants increase.
     The primary consumers of distillers grains are dairy and beef cattle, according to the Renewable Fuels Association’s Ethanol Industry Outlook 2007. In recent years, an increasing amount of distillers grains have been used in the swine and poultry markets. Numerous feeding trials show advantages in milk production, growth, rumen health, and palatability over other dairy cattle feeds. With the advancement of research into the feeding rations of poultry and swine, we expect these markets to expand and create additional demand for distillers grains; however, no assurance can be given that these markets will in fact expand, or if they do, that we will benefit from it. The market for distillers grains is generally confined to locations where freight costs allow it to be competitively priced against other feed ingredients. Distillers grains compete with three other feed formulations: corn gluten feed, dry brewers grain and mill feeds. The primary value of these products as animal feed is their protein content. Dry brewers grain and distillers grains have about the same protein content, and corn gluten feed and mill feeds have slightly lower protein contents.
Sources and Availability of Raw Materials
     Corn Feedstock Supply
     The major raw material required for our ethanol plant to produce ethanol and distillers grain is corn. To produce 100 million gallons of ethanol per year, our ethanol plant will need approximately 36 million bushels of corn per year, as the feedstock for its dry milling process. We expect to obtain the corn supply for our plant primarily from local markets, but may be required to purchase some of the corn we need from other markets and transport it to our plant via truck or rail. Traditionally, corn grown in the area of the plant site has been fed locally to livestock or exported for feeding or processing and/or overseas export sales.
     We anticipate establishing ongoing business relationships with local farmers and grain elevators to acquire the corn needed for the project. We are in the process of negotiating a grain origination agreement. However, we have no contracts, agreements or understandings with any grain producer in the area. Although we anticipate procuring grains from these sources, there can be no assurance that such grains can be procured on acceptable terms, if at all.
     We will be significantly dependent on the availability and price of corn. The price at which we will purchase corn will depend on prevailing market prices. There is no assurance that a shortage will not develop, particularly if there are other ethanol plants competing for corn or an extended drought or other production problem. We anticipate that we will have to pay more for corn than the ten year average price as current corn prices continue to drastically rise. If the higher corn prices continue, our profitability will be reduced.
     The price and availability of corn are subject to significant fluctuations depending upon a number of factors affecting grain commodity prices in general, including crop conditions, weather, governmental programs and foreign purchases. Because the market price of ethanol is not directly related to grain prices, ethanol producers are generally not able to compensate for increases in the cost of grain feedstock through adjustments in prices charged for their ethanol. We therefore anticipate that our plant’s profitability will be negatively impacted during periods of high grain prices.
     In an attempt to minimize the effects of the volatility of corn costs on operating profits, we will likely take hedging positions in corn futures markets. Hedging means protecting the price at which we buy corn and the price at which we will sell our products in the future. It is a way to attempt to reduce the risk caused by price fluctuation. The effectiveness of hedging activities is dependent upon, among other things, the cost of corn and our ability to sell sufficient amounts of ethanol and distillers grains to utilize all of the corn subject to the futures contracts. Hedging activities can result in costs to us because price movements in grain contracts are highly volatile and are influenced by many factors beyond our control. These costs may be significant.
     Utilities
     We have engaged U.S. Energy Services, Inc. to assist us in negotiating our utilities contracts and provide us with on-going energy management services. U.S. Energy manages the procurement and delivery of energy to their clients’ locations. U.S. Energy Services is an independent, employee-owned company, with their main office in Minneapolis, Minnesota and branch offices in Kansas City, Kansas and Omaha, Nebraska. U.S. Energy Services manages energy costs through obtaining, organizing and tracking cost information. Their major services include supply management, price risk management and plant site development. We will pay U.S. Energy Services, Inc. a fee of $3,500 per month plus pre-approved travel expenses for its services up until plant operations commence or we reach a maximum of $50,000. The agreement will continue until 12 months after plant construction is complete. There can be no assurance that any utility provider that we contract with will be able to reliably supply the gas and electricity that we need.
     Natural Gas. Natural gas is also an important input commodity to our manufacturing process. We estimate that our annual natural gas usage will be approximately 9,000 Million British Thermal Units of natural gas per day and will constitute 10% to 15% of our annual total production cost. We plan to use natural gas to produce process steam and to dry our distillers grain products to a moisture content at which they can be stored for long periods of time, and can be transported greater distances, so that we can market the product to broader livestock markets, including poultry and swine markets in the continental United States. We plan to tap into Natural Gas Pipeline Company of America’s (NGP) natural gas pipeline that is located in the City of Gibson industrial park. We have three options for the provision of natural gas to our site but we prefer the proposal made by Ameren. Pursuant to the Ameren proposal, we would be responsible for providing the on-site natural gas distribution infrastructure. Our total project cost of $166,000,000 includes the estimated $400,000 cost to provide this on-site natural gas infrastructure. We have not entered into a finalized agreement with any provider of natural gas. Any final agreement with Ameren, or any other natural gas provider, may be different from what we currently anticipate.
     Electricity. Based on engineering specifications, we anticipate the proposed plant will require approximately 9.5 mw of electricity at peak demand. We have not yet negotiated, reviewed or executed any agreement with a power company to provide electricity to our site. The price at which we will be able to purchase electric services has not yet been determined.
     Water. We will require a significant supply of water. Engineering specifications show our plant water requirements to be approximately 1,000 to 1,100 gallons per minute depending upon the quality of water. That is approximately 1.6 million gallons per day. We expect to drill two to three high capacity production wells to meet our water needs. We have engaged Layne-Western to perform high capacity well siting investigation.
     Much of the water used in an ethanol plant is recycled back into the process. There are, however, certain areas of production where fresh water is needed. Those areas include boiler makeup water and cooling tower water. Boiler makeup water is treated on-site to minimize all elements that will harm the boiler and recycled water cannot be used for this process. Cooling tower water is deemed non-contact water because it does not come in contact with the mash, and, therefore, can be regenerated back into the cooling tower process. The makeup water requirements for the cooling tower are primarily a result of evaporation. Depending on the type of technology utilized in the plant design, we anticipate that much of the water can be recycled back into the process, which will minimize the discharge water. This will have the long-term effect of lowering wastewater treatment costs. Many new plants today are zero or near zero effluent discharge facilities. We anticipate our plant design will incorporate the ICM/Phoenix Bio-Methanator wastewater treatment process resulting in a zero discharge of plant process water.
Research and Development
     We do not conduct any research and development activities associated with the development of new technologies for use in producing ethanol and distillers grains.
Dependence on One or a Few Major Customers
     As discussed above, we have entered into a marketing agreement with Eco-Energy for the purpose of marketing and distributing our ethanol and have engaged UBEI for the purpose of marketing and distributing our distillers grains. We expect to rely on Eco-Energy for the sale and distribution of our ethanol and UBEI for the sale and distribution of our distillers grains. Therefore, although there are other marketers in the industry, we expect to be highly dependent on Eco-Energy and UBEI, Inc. for the successful marketing of our products. Any loss of Eco-Energy or UBEI as our marketing agent for our ethanol and distillers grains respectively could have a significant negative impact on our revenues.
Costs and Effects of Compliance with Environmental Laws
     We are subject to extensive air, water and other environmental regulations, which require a number of environmental permits to construct and operate the plant. We have engaged the environmental consulting firm of RTP Environmental Associates, Inc. to coordinate and assist us with obtaining construction and operation permits, and to advise us on general environmental compliance. We estimate that our costs for permitting and regulatory activities will be approximately $34,500 for the next 12 months.
     We have already obtained an Air Emission Source Construction Permit and a Storm Water Discharge General Permit No. ILR10 for construction activities prior to starting construction. The remaining permits will be required shortly before or shortly after we begin to operate the plant. After beginning operation, we will have to file for and obtain an air emission operating permit. If for any reason any of these permits are not granted, construction costs for the plant may increase, or the plant may not be constructed at all. In addition to the state requirements, the United States Environmental Protection Agency (EPA) could impose conditions or other restrictions in the permits that are detrimental to us or which increase permit requirements or the testing protocols and methods necessary to obtain a permit either before, during or after the permitting process. The Illinois Environmental Protection Agency (IEPA) and the EPA could also modify the requirements for obtaining a permit. Any such event would likely have a material adverse impact on our operations, cash flows, and financial performance.
     We are subject to oversight activities by the EPA. There is always a risk that the EPA would enforce certain rules and regulations differently than Illinois’ environmental administrators. Illinois and EPA rules are also subject to change, and any such changes could result in greater regulatory burdens on our future plant operations. We could also be subject to environmental or nuisance claims from adjacent property owners or residents in the area arising from possible foul smells or other air or water discharges from the plant. Such claims may result in an adverse result in court if we are deemed to engage in a nuisance that substantially impairs the fair use and enjoyment of real estate.
Employees
     We currently have two full-time employees. Larry Brees is our controller and Steve Kelly is our president/general manager. Prior to completion of the plant construction and commencement of operations, we intend to hire approximately 45 full-time employees. Approximately 13 of our employees will be involved primarily in management and administration and the remainder will be involved primarily in plant operations. Our executive officers are Scott Docherty, Chairman; Joe Thompson, Vice President, Jack Murray, Secretary/Treasurer. Our executive officers are not employees and they do not currently receive any compensation for their services as officers. See Item 10. Executive Compensation.

     The following table represents some of the anticipated positions within the plant and the minimum number of individuals we expect will be full-time personnel:

Position	# Full-Time Personnel
President & Chief Executive Officer	1
Plant Manager/Vice-President of Operations	1
Controller	1
Commodity Specialist/Purchasing Manager	1
Team Leaders/Supervisors	4
General Plant Operations Personnel	19
Utilities, Maintenance and Safety Manager	1
Maintenance Manager	1
Maintenance Personnel and Technicians	10
Lab Manager	1
Lab Technician	2
Office Staff	3

TOTAL	45
     The positions, titles, job responsibilities and number allocated to each position may differ when we begin to employ individuals for each position.
     We intend to enter into written confidentiality and assignment agreements with our key officers and employees. Among other things, these agreements will require such officers and employees to keep all proprietary information developed or used by us in the course of our business strictly confidential.
ITEM 1A. RISK FACTORS.
You should carefully read and consider the risks and uncertainties below and the other information contained in this report. The risks and uncertainties described below are not the only ones we may face. The following risks, together with additional risks and uncertainties not currently known to us or that we currently deem immaterial could impair our financial condition and results of operation.
Risks Related to One Earth Energy as a Development-Stage Company
     One Earth Energy, LLC has no operating history, which could result in errors in management and our inability to operate profitably. We were recently formed and have no history of operations. We may not manage start-up effectively or properly staff operations, and any failure to manage our start-up effectively could delay the commencement of plant operations. A delay in start-up operations is likely to further delay our ability to generate revenue and satisfy our debt obligations. We anticipate a period of significant growth, involving the construction and start-up of operations of the plant. This period of growth and the start-up of the plant are likely to be a substantial challenge to us. If we fail to manage start-up effectively, we may not be able to operate our plant profitably or at all.
     We have little to no experience in the ethanol industry and our directors do not dedicate their efforts to our project on a full time basis, which may affect our ability to build and operate the ethanol plant. We are presently, and are likely for some time to continue to be, dependent upon our initial directors. Most of these individuals are experienced in business generally but have very little or no experience in organizing and building an ethanol plant, and governing and operating a public company. Our directors also have little to no expertise in the ethanol industry. In addition, certain directors on our board are presently engaged in business and other activities which impose substantial demand on the time and attention of such directors. Our directors do not dedicate their efforts to our project on a full time basis which may affect our ability to build and develop our ethanol plant.
     Our operating agreement provides that our board of directors will consist of five directors appointed by the original five seed capital cooperative members and up to six directors appointed by Farmer’s Energy. Farmer’s

Energy will have the ability to appoint a majority of our board of directors as long as it owns a majority of our units. Even if Farmer’s Energy appoints less than six directors, the directors that are appointed by Farmer’s Energy will be entitled to a total of six director votes. Our appointed directors will serve indefinitely at the pleasure of the member appointing him or her or until a successor is appointed or until the earlier death, resignation or removal of such appointed director. In the event Farmer’s Energy does not own a majority of the outstanding units, our five cooperative seed capital members will control the board. There is no opportunity for other members to elect or appoint directors under our operating agreement. Our only recourse to replace these directors would be through an amendment to our operating agreement which could be difficult to accomplish.
     We will depend on Fagen, Inc. for expertise in beginning operations in the ethanol industry and any loss of this relationship could cause us delay and added expense, placing us at a competitive disadvantage. We are dependent on our relationship with Fagen, Inc. and its employees. Any loss of this relationship with Fagen, Inc., particularly during the construction and start-up period of the plant may prevent us from commencing operations and result in the failure of our business. The time and expense of locating new consultants and contractors would result in unforeseen expenses and delays which may reduce our ability to generate revenue and operate profitability and significantly damage our competitive position in the ethanol industry.
     If we fail to finalize critical agreements, or the final agreements are unfavorable compared to what we currently anticipate, our project may fail or be harmed in ways that could significantly reduce our ability to operate profitably. You should be aware that this report makes reference to documents or agreements that are not yet final or executed, and plans that have not been implemented. In some instances such documents or agreements are not even in draft form. The definitive versions of those agreements, documents, plans or proposals may contain terms or conditions that vary significantly from the terms and conditions described. These tentative agreements, documents, plans or proposals may not materialize or, if they do materialize, may not prove to be profitable.
     Our business is not diversified. We expect our business to solely consist of ethanol and distillers grains production and sales. We do not have any other lines of business or other sources of revenue if we are unable to complete the construction and operation of the plant or if we are unable to operate our plant and generate ethanol and distillers grains. If we are unable to generate revenues by the production and sales of ethanol and distillers grains our business may fail since we do not expect to have any other lines of business or alternative revenue sources.
     We have a history of losses and may not ever operate profitably. We may incur significant losses until we successfully complete construction and commence operations of the plant. There is no assurance that we will be successful in our efforts to build and operate an ethanol plant. Even if we successfully begin operations at the ethanol plant, there is no assurance that we will be able to operate profitably.
     We have two full-time employees, but we may not be able to hire employees capable of effectively operating the ethanol plant, which may hinder our ability to operate profitably. Because we are a development-stage company, we have only two full-time employees. If we are not able to hire additional employees who can effectively operate the plant, our ability to generate revenue will be significantly reduced or prevented altogether.
Risks Related to Construction of the Ethanol Plant
     We depend on Fagen, Inc. and ICM, Inc. to design and build our ethanol plant and their failure to perform could force us to abandon business, hinder our ability to operate profitably. We are highly dependent upon Fagen, Inc. and ICM, Inc. to design and build the plant. We have entered into a design-build agreement with Fagen, Inc. for the design and construction of our plant, under which Fagen, Inc. has engaged ICM, Inc. to provide design and engineering services. We have also entered into a phase I and phase II engineering services agreement with Fagen Engineering, LLC for certain engineering and design work. Fagen Engineering, LLC and Fagen, Inc. are both owned by Ron Fagen. Fagen Engineering, LLC provides engineering services for projects constructed by Fagen, Inc.
     We commenced construction of our plant in October 2007. If Fagen, Inc. terminates its relationship with us, we may not be able to obtain a replacement general contractor. Any such event may force us to abandon our business. Fagen, Inc. and ICM, Inc. and their affiliates, may have a conflict of interest with us because Fagen, Inc.,

ICM, Inc. and their employees or agents are involved as owners, creditors and in other capacities with other ethanol plants in the United States. We cannot require Fagen, Inc. or ICM, Inc. to devote their full time and attention to our activities. As a result, Fagen, Inc. and ICM, Inc. may have, or come to have, a conflict of interest in allocating personnel, materials and other resources to our plant.
     We may need to increase cost estimates for construction of the ethanol plant, and such increase could result in devaluation of our units if ethanol plant construction requires additional capital. We anticipate that Fagen, Inc. will construct the plant for a contract price, based on the plans and specifications in the design-build agreement. We have based our capital needs on a design for the plant that will cost approximately $120,000,000 which does not include any change orders, or increases in the cost of materials, with additional start-up and approximately $28,000,000 to cover all other capital expenditures necessary to complete the project, and approximately $18,000,000 of capitalization and start-up costs to commence plant operations and produce revenue for a total project completion cost of approximately $166,000,000. The final cost of the plant may be higher. There may be additional design changes or cost overruns associated with the construction of the plant. The cost of our plant could be significantly higher than the construction price in the design-build agreement.
     Additionally, shortages of steel or other building materials could affect the final cost of the plant. In addition, as production of ethanol increases, it is likely that the price of the materials utilized in plant construction will continue to rise, resulting in high building costs. Advances and changes in technology may require changes to our current plans in order to remain competitive. Any significant increase in the estimated construction cost of the plant could delay our ability to generate revenues because our revenue stream may not be able to adequately support the increased cost and expense attributable to increased construction costs.
     Construction delays could result in delays in our ability to generate profits if our production and sale of ethanol and its co-products are similarly delayed. We currently expect our plant to be operating in the summer of 2009; however, construction projects often involve delays in obtaining permits, construction delays due to weather conditions, or other events that delay the construction schedule. In addition, changes in interest rates or the credit environment could cause construction and operation delays. If it takes longer to construct the plant than we anticipate, it will delay our ability to generate revenue and make it difficult for us to meet our debt service obligations.
     Fagen, Inc. and ICM, Inc. may have current or future commitments to design and build other ethanol manufacturing facilities ahead of our plant and those commitments could delay construction of our plant and our ability to generate revenues. We do not know how many ethanol plants Fagen, Inc. and ICM, Inc. have currently contracted to design and build. It is possible that Fagen, Inc. and ICM, Inc. have outstanding commitments to other facilities that may cause the construction of our plant to be delayed. It is also possible that Fagen, Inc. and ICM, Inc. will continue to contract with new facilities for plant construction and with operating facilities for expansion construction. These current and future building commitments may reduce the resources of Fagen, Inc. and ICM, Inc. to such an extent that construction of our plant is significantly delayed. If this occurs, our ability to generate revenue will also be delayed.
     Defects in plant construction could result in delays in our ability to generate revenues if our plant does not produce ethanol and its co-products as anticipated. Defects in materials and/or workmanship in the plant may occur. Under the terms of the design-build agreement with Fagen, Inc., Fagen, Inc. will warrant that the material and equipment furnished to build the plant will be new, of good quality, and free from material defects in material or workmanship at the time of delivery. Though the design-build agreement requires Fagen, Inc. to correct all defects in material or workmanship for a period of one year after substantial completion of the plant, material defects in material or workmanship may still occur. Such defects could delay the commencement of operations of the plant, or, if such defects are discovered after operations have commenced, could cause us to halt or discontinue the plant’s operation. Halting or discontinuing plant operations could delay our ability to generate revenues.
     The plant site may have unknown environmental problems that could be expensive and time consuming to correct, which may delay or halt plant construction and delay our ability to generate revenue. Our plant site is located in Ford County, Illinois, near the City of Gibson City. We may encounter hazardous environmental conditions that may delay the construction of the plant. We do not anticipate Fagen, Inc. will be responsible for any hazardous environmental conditions encountered at the plant site. Upon encountering a hazardous environmental condition, Fagen, Inc. may suspend work in the affected area. If we receive notice of a hazardous environmental condition, we may be required to correct the condition prior to continuing construction. The presence of a hazardous environmental condition will likely delay construction of the plant and may require significant expenditure of our resources to correct the condition. In addition, Fagen, Inc. will be entitled to an adjustment in price and time of performance if it has been adversely affected by the hazardous environmental condition. If we encounter any hazardous environmental conditions during construction that require time or money to correct, such event could delay our ability to generate revenues.
     The ethanol industry is a feedstock limited industry. An inadequate supply of corn, our primary feedstock, could cause the price of corn to continue to increase and threaten the viability of our plant. The number of ethanol manufacturing plants either in production or in the planning or construction phases continues to increase at a rapid pace. This increase in the number of ethanol plants has affected and will continue to affect both the supply and the demand for corn. As a result, corn prices have increased substantially. As more plants develop and go into production there may not be an adequate supply of feedstock to satisfy the demand of the ethanol industry and the livestock industry, which uses corn in animal rations. Consequently, the price of corn may rise to the point where it threatens the viability of our project, or significantly decreases our ability to operate profitably. Over the past year, corn prices reached record highs approaching $5.00 a bushel. Over the same period, ethanol prices fell to nearly $1.55 a gallon. This resulted in an inability of some ethanol plants to operate profitably, and caused some plants to decide to delay construction of their projects or scale back production at existing plants. If corn prices continue to rise and ethanol prices go back down, we may face a similar decision and be forced to halt construction, or if we are operational, to reduce or cease production until market conditions improve.
Risks Relating to Our Business
     We have no operating history and our business may not be as successful as we anticipate. We have not yet begun plant operations. Accordingly, we have no operating history from which you can evaluate our business and prospects. Our operating results could fluctuate significantly in the future as a result of a variety of factors, including those discussed throughout these risk factors. Many of these factors are outside our control. As a result of these factors, our operating results may not be indicative of future operating results and you should not rely on them as indications of our future performance. In addition, our prospects must be considered in light of the risks and uncertainties encountered by an early-stage company and in rapidly growing industries, such as the ethanol industry, where supply and demand may change substantially in a short amount of time.
     We expect to be heavily dependent on rail as our primary mode of transporting our product to distribution terminals. Most ethanol producers ship ethanol by rail to distribution terminals, which then send the ethanol on a barge or truck to blenders. Increased production of ethanol has created a bottleneck between producers and blenders, and the rail system’s capacity is strained to meet demand. According to a study by the U.S. Department of Agriculture, almost 75% of new rail car orders are to transport ethanol. In addition, there is a backlog in rail tank car orders, which could discourage growth in the ethanol industry. Railroads are also facing pressure from increased corn production, and have found it difficult to meet the demand to transport the grain to storage facilities. If the nation’s rail system cannot keep pace with the production of ethanol and corn, we may be forced to pay higher prices for rail cars in order to compete with other plants for access to transportation. The lack of rail infrastructure may prevent us from shipping our ethanol to target markets and may even cause our plant to slow or halt production. This could lead to a decrease in our profitability.
     The expansion of domestic ethanol production in combination with state bans on Methyl Tertiary Butyl Ether (MTBE) and/or state renewable fuels standards may place strains on destination terminal and blender infrastructure such that our ethanol cannot be marketed and shipped to the blending terminals that would otherwise provide us the best cost advantages. If the volume of ethanol shipments continues to increase with the nation’s increased production capacity and blenders switch from MTBE to ethanol, there may be weaknesses in infrastructure and its capacity to transport ethanol such that our product cannot reach its target markets. In addition, ethanol destination terminals may not have adequate capacity to handle the supply of ethanol, and will have to quickly adapt by building more tanks to hold increased inventory before shipping ethanol to the blenders. Many blending terminals may need to make infrastructure changes to blend ethanol instead of MTBE and to blend the quantities of ethanol that are being produced. Refineries may be unwilling to spend large amounts of capital to expand infrastructure, or may be disinclined to blend ethanol absent a legislative mandate to increase blending. If the blending terminals do not have sufficient capacity or the necessary infrastructure to make this switch, or are reluctant to make such large capital expenditures to blend ethanol, there may be an oversupply of ethanol on the market, which could depress ethanol prices and negatively impact our financial performance.
     Our financial performance will be significantly dependent on corn and natural gas prices and market prices for ethanol and distillers grains. Our results of operations and financial condition are significantly affected by the cost and supply of corn and natural gas. Changes in the price and supply of corn and natural gas are subject to and determined by market forces over which we have no control.
     The availability and price of corn will significantly influence our financial performance. Ethanol production requires substantial amounts of corn. Corn, as with most other crops, is affected by weather, disease and other environmental conditions. The price of corn is also influenced by general economic, market and government factors. These factors include weather conditions, farmer planting decisions, domestic and foreign government farm programs and policies, global demand and supply and quality. Changes in the price of corn can significantly affect our business. Generally, higher corn prices will produce lower profit margins and, therefore, represent unfavorable market conditions. This is especially true if market conditions do not allow us to pass along increased corn costs to our customers. The price of corn has fluctuated significantly in the past and may fluctuate significantly in the future. Recently, corn prices have substantially increased well above historical averages. If a period of high corn prices were to be sustained for some time, such pricing may reduce our ability to generate revenues because of the higher cost of operating and may make ethanol uneconomical to use in fuel markets. We cannot offer any assurance that we will be able to offset any increase in the price of corn by increasing the price of our products. If we cannot offset increases in the price of corn, our financial performance may be materially and adversely affected.
     Natural gas has recently been available only at prices exceeding historical averages. These prices will increase our costs of production. The prices for and availability of natural gas are subject to volatile market conditions. These market conditions often are affected by factors beyond our control such as higher prices as a result of colder than average weather conditions, overall economic conditions and foreign and domestic governmental regulations and relations. Significant disruptions in the supply of natural gas could impair our ability to manufacture ethanol for our customers. Furthermore, increases in natural gas prices or changes in our natural gas costs relative to natural gas costs paid by competitors may adversely affect our results of operations and financial condition.
     We will seek to minimize the risks from fluctuations in the prices of corn and natural gas through the use of hedging instruments. However, these hedging transactions also involve risks to our business.
     Our revenues will be greatly affected by the price at which we can sell our ethanol and distillers grains. These prices can be volatile as a result of a number of factors. These factors include the overall supply and demand, the price of gasoline, level of government support, and the availability and price of competing products. For instance, the price of ethanol tends to increase as the price of gasoline increases, and the price of ethanol tends to decrease as the price of gasoline decreases. Any lowering of gasoline prices will likely also lead to lower prices for ethanol, which may decrease our ethanol sales and reduce revenues.
     The price of ethanol has historically been much higher than its 10-year average; however, since 2005 the price of ethanol has dropped from about $2.00 per gallon to a low of near $1.55 per gallon. Increased production from new and existing ethanol plants has lead to lower prices for ethanol. The increased production of ethanol could have other adverse effects. For example, the increased production could lead to increased supplies of co-products from the production of ethanol, such as distillers grains. Those increased supplies could outpace demand, which would lead to lower prices for those co-products. For example, the increased production of ethanol has resulted in increased demand for corn. This has resulted in higher prices for corn and corn production, creating lower profits for ethanol producers. In the past year, corn prices have increased drastically, largely due to the demand for ethanol production, and demand may continue to increase with expanded ethanol production. There can be no assurance as to the price of ethanol or distillers grains in the future. If ethanol and distillers grains prices decline, it may result in less income which would decrease our revenues.

     We expect to sell all of the ethanol we produce to Eco-Energy, Inc. in accordance with an exclusive ethanol marketing agreement. We have engaged Eco-Energy, Inc. as our exclusive marketing agent for all of the ethanol we produce at the plant. We will rely heavily on its marketing efforts to successfully sell our product. Because Eco-Energy, Inc. sells ethanol for itself and a number of other producers, we expect to have limited control over its sales efforts. Our financial performance may be dependent upon the financial health of Eco-Energy, Inc. as a significant portion of our accounts receivable are expected to be attributable to Eco-Energy, Inc. and its customers. If Eco-Energy, Inc. fails to competitively market our ethanol or breaches the ethanol marketing agreement, we could experience a material loss and we may not have any readily available means to sell our ethanol.
     We expect to engage in hedging transactions which involve risks that can harm our business. In an attempt to partially offset the effects of volatility of ethanol prices and corn costs, we may enter into contracts to supply a portion of our ethanol production or purchase a portion of our corn requirements on a forward basis and also engage in other hedging transactions involving exchange-traded futures and options contracts for corn from time to time. The price of unleaded gasoline also affects the price we may receive for our ethanol under indexed contracts. If we do not hire a third-party, we may not obtain the same level of service from an in-house employee. The financial statement impact of these activities will be dependent upon, among other things, the prices involved and our ability to sell sufficient products to use all of the corn for which we may have futures contracts. Hedging arrangements also will expose us to the risk of financial loss in situations where the other party to the hedging contract defaults on its contract or, in the case of exchange-traded contracts, where there is a change in the expected differential between the underlying price in the hedging agreement and the actual prices paid or received by us. Hedging activities can themselves result in losses when a position is purchased in a declining market or a position is sold in a rising market. A hedge position is often settled in the same time frame as the physical commodity is either purchased (corn) or sold (ethanol). Hedging losses may be offset by a decreased cash price for corn and an increased cash price for ethanol. We can not assure you that we will not experience hedging losses in the future. We also intend to vary the amount of hedging or other price mitigation strategies we undertake, and we may choose not to engage in hedging transactions at all. As a result, our results of operations and financial position may be adversely affected by increases in the price of corn or decreases in the price of ethanol or unleaded gasoline.
     Hedging activities themselves can result in costs because price movements in corn and natural gas contracts are highly volatile and are influenced by many factors that are beyond our control. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or natural gas. However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price. We may incur such costs and they may be significant.
     Changes and advances in ethanol production technology could require us to incur costs to update our plant or could otherwise hinder our ability to compete in the ethanol industry or operate profitably. Advances and changes in the technology of ethanol production are expected to occur. Such advances and changes may make the ethanol production technology we installed in our plant less desirable or obsolete. These advances could also allow our competitors to produce ethanol at a lower cost than us. If we are unable to adopt or incorporate technological advances, our ethanol production methods and processes could be less efficient than our competitors, which could cause our plant to become uncompetitive or completely obsolete. If our competitors develop, obtain or license technology that is superior to ours or that makes our technology obsolete, we may be required to incur significant costs to enhance or acquire new technology so that our ethanol production process remains competitive. Alternatively, we may be required to seek third-party licenses, which could also result in significant expenditures. Third-party licenses may not be available or, once obtained, may not continue to be available on commercially reasonable terms, if at all. These costs could negatively impact our financial performance by increasing our operating costs and reducing our net income.
Risks Related to Ethanol Industry
     Competition from the advancement of alternative fuels may lessen the demand for ethanol and negatively impact our profitability. Alternative fuels, gasoline oxygenates and ethanol production methods are continually under development. Although currently in the experimental stage, future large-scale biobutanol production may increase competition for agricultural feedstocks or provide a competitive advantage to pipeline owners. Additionally, a number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells or clean burning gaseous fuels. Like ethanol, the emerging fuel cell industry offers a technological option to address increasing worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns. Fuel cells have emerged as a potential alternative to certain existing power sources because of their higher efficiency, reduced noise and lower emissions. Fuel cell industry participants are currently targeting the transportation, stationary power and portable power markets in order to decrease fuel costs, lessen dependence on crude oil and reduce harmful emissions. If the fuel cell and hydrogen industries continue to expand and gain broad acceptance, and hydrogen becomes readily available to consumers for motor vehicle use, we may not be able to compete effectively. This additional competition could reduce the demand for ethanol, which would negatively impact our profitability.
     Corn-based ethanol may compete with cellulose-based ethanol in the future, which could make it more difficult for us to produce ethanol on a cost-effective basis. Most ethanol is currently produced from corn and other raw grains, such as milo or sorghum — especially in the Midwest. The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste, and energy crops. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn. Although current technology is not sufficiently efficient to be competitive, a recent report by the United States Department of Energy entitled “Outlook for Biomass Ethanol Production and Demand” indicates that new conversion technologies may be developed in the future. In addition, the enactment of the Energy Independence and Security Act of 2007 mandates that over half of the Renewable Fuels Standard be met by renewable fuels, other than corn-derived ethanol, in the year 2022. The legislation also provides funding for grants for research and development and production of advanced biofuels such as cellulosic ethanol.
     If an efficient method of producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively. At this time, we do not believe it will be cost-effective to convert the ethanol plant we are constructing into a plant which will use cellulose-based biomass to produce ethanol. If we are unable to produce ethanol as cost-effectively as cellulose-based producers, our ability to generate revenue will be negatively impacted.
     As domestic ethanol production continues to grow, ethanol supply may exceed demand causing ethanol prices to decline. The number of ethanol plants being developed and constructed in the United States continues to increase at a rapid pace. The recent passage of the Energy Policy Act of 2005 included a renewable fuels mandate that we expect will further increase the number of domestic ethanol production facilities. According to the RFA’s Ethanol Industry Outlook 2007, ethanol production reached a record high of 4.9 billion gallons in 2006. The RFA further states that domestic ethanol production capacity has increased from 1.9 billion gallons per year at December 31, 2001 to an estimated 7.4 billion gallons per year in December 2007. The RFA estimates that, as of December 2007, approximately 6.0 billion gallons per year of additional production capacity is under construction or expansion at new and existing facilities. In addition, POET, LLC (“POET”) is planning to expand its ethanol production capacity by 375 million gallons per year for 1,485 million gallons of total capacity and Archer Daniels Midland (“ADM”) is undergoing expansion to add 550 million gallons of ethanol production for 1,620 million gallons of total capacity upon completion. In addition, in late November VeraSun Energy Corporation and US BioEnergy Corp. announced that they entered into a merger agreement which is expected to close during the first quarter of 2008. The new entity will retain the VeraSun name and, by the end of 2008, is expected to own 16 ethanol facilities with a total production capacity of more than 1.6 billion gallons per year.
     Excess capacity in the ethanol industry may have an adverse effect on our results of operations, cash flows and financial condition. As these new plants begin operations, we expect domestic ethanol production to significantly increase. If the demand for ethanol does not grow at the same pace as increases in supply, the price for ethanol may continue to decline. Declining ethanol prices will result in lower revenues and may reduce or eliminate profits.
     Consumer resistance to the use of ethanol based on the belief that ethanol is expensive, adds to air pollution, harms engines, reduces fuel efficiency, takes more energy to produce than it contributes and leads to increased food prices which may affect the demand for ethanol and could affect our ability to market our product. Media reports in the popular press indicate that some consumers believe that use of ethanol will have a negative impact on gasoline prices at the pump. Many also believe that ethanol adds to air pollution and harms car and truck engines. It is also widely reported that ethanol products such as E85 significantly reduce fuel economy and cause overall fuel costs to substantially increase. E85 fuel is a blend of 85% ethanol and 15% gasoline. Researchers have published studies reporting that the production of ethanol actually uses more fossil energy, such as oil and natural gas, than the amount of ethanol that is produced. In addition, recent high corn prices have added to consumer backlash against ethanol and criticism of the recently enacted Energy Independence and Security Act of 2007, as many consumers blame ethanol for high food prices. These consumer beliefs could potentially be wide-spread. If consumers choose not to buy ethanol, it would affect the demand for the ethanol we produce which could lower demand for our product and negatively affect our profitability.
     Increased production of ethanol may have widespread environmental and agricultural effects, which may hinder our ability to successfully market our products. Corn demand and corn prices have risen due to the rapid expansion of the ethanol industry. According to the USDA Economic Research Service, market adjustments due to ethanol expansion reach well beyond the corn sector, as increased corn production will alter the agricultural mix of crops grown across the U.S. As a result of increased acreage devoted to corn, ethanol has also indirectly caused increased soybean prices as soybean crops have declined. Higher corn prices also reduce the profitability of meat production due to corn’s use for livestock feed. The USDA projects that red meat and poultry production will decline as a result.
     According to a 2007 report by the National Academy of Sciences entitled “Water Implications of Biofuels Production in the United States,” the ethanol industry also impacts water resources. Corn, the main feedstock for ethanol production, requires significant amounts of water. In many parts of the country, irrigation is required to grow corn, which depletes water resources. The National Academy of Science believes that crop production for renewable fuels such as ethanol will have a significant regional impact where water resources are already stressed. Further, of the potential feedstocks for biofuels, corn has the highest applications rates of both fertilizer and pesticides. Fertilizer and pesticide runoff from irrigation may lead to contamination of the nation’s water supplies.
     Ethanol production is also an indirect cause of soil erosion. The National Academy of Science believes that one of the most likely causes of increased erosion in the near future may be a result of withdrawal of lands from the USDA’s voluntary Conservation Reserve Program (CRP). Wildlife and environmental advocates have indicated that if the value of an acre of corn exceeds the value of CRP payments, farmers may desert the CRP. CRP pays farmers not to cultivate acres of farmland that are at high risk for soil erosion. Supporters of the CRP state that livestock owners are also contemplating getting out of their CRP contracts in order to grow crops for animal feed, as corn animal feed prices have increased drastically in recent years. If less acreage is devoted to the CRP, wildlife could suffer and soil erosion could increase. Soil erosion moves higher amounts of sediments and agricultural pollutants into groundwater supplies, negatively impacting water quality. We cannot assure you of the overall impact that our plant, our feedstocks, and the ethanol industry as a whole will have on the environment and agricultural practices, but the impact could be negative which could decrease our ability to operate profitably.
     The inability of retailers to obtain pump certifications and availability of flex fuel vehicles for use by consumers could prevent retailers from selling E85, which could decrease the overall demand for ethanol. The demand for E85 is driven by both the use of flex fuel vehicles by consumers and by the availability of E85 at retail stations. Distributing E85 to consumers through retail stations depends, in part, on the ability of retailers to obtain quality certifications for E85 pumps. Recently, a private product-safety testing group suspended its approval of various internal component parts of E85 pumps and its issuance of E85 pump certifications pending its own research on the ability of various component parts to withstand the corrosive properties of ethanol. As a result, two stations in Ohio recently shut down E85 pumps and it is currently unclear whether more pumps will be shut down due to pending pump certifications. If additional E85 pumps are shut down the distribution of E85 could be curtailed, which could decrease our ability to generate revenue.
     According to the National Ethanol Vehicle Coalition, there are currently about 6.0 million FFVs capable of operating on E85 in the United States, and 31 models from varying automakers will be available in 2008. Currently only a few automobile manufacturers are producing flex fuel vehicles. Recently Daimler-Chrysler, Ford and General Motors pledged to double annual production of vehicles capable of running on renewable fuels to approximately two million cars and trucks by 2010. However, this was only a pledge by the automakers. If the automakers do not actually increase production of flex fuel vehicles, the lack of demand for E85 could significantly reduce the amount of ethanol we are able to sell, which could negatively affect our profitability.
     Competition from ethanol imported from Caribbean Basin countries may be a less expensive alternative to our ethanol, which would cause us to lose market share. Typically, imported ethanol is subject to a 54 cent per gallon tariff. However, ethanol produced or processed in certain countries in Central America and the Caribbean region is eligible for tariff reduction or elimination upon importation to the United States under a program known as the Caribbean Basin Initiative. Large ethanol producers, such as Cargill, have expressed interest in building dehydration plants in participating Caribbean Basin countries, such as El Salvador, which would convert ethanol into fuel-grade ethanol for shipment to the United States. Ethanol imported from Caribbean Basin countries may be a less expensive alternative to domestically produced ethanol. Competition from ethanol imported from Caribbean Basin countries may affect our ability to sell our ethanol profitably.
     Competition from ethanol imported from Brazil may be a less expensive alternative to our ethanol, which would cause us to lose market share. Brazil is currently the world’s largest producer and exporter of ethanol. In Brazil, ethanol is produced primarily from sugarcane, which is also used to produce food-grade sugar. Due in part to the phase-outs of MTBE, Brazil has experienced a dramatic increase in ethanol production and trade in recent years, and the United States is the country’s largest importer. According to the RFA’s Ethanol Industry Outlook 2007, Brazil produced approximately 4.5 billion gallons of ethanol in 2006. In addition, according to the RFA, Brazil exported 400 million gallons of ethanol into the United States in 2006. Ethanol imported from Brazil may be a less expensive alternative to domestically produced ethanol, which is primarily made from corn. Tariffs presently protecting United States ethanol producers may be reduced or eliminated. Competition from ethanol imported from Brazil may affect our ability to sell our ethanol profitably.
     Competition from major oil companies may prevent the expansion of ethanol use and blending of gasoline and ethanol, as the oil industry may see ethanol as a threat to its market power. The ethanol industry is dependent upon oil companies to blend ethanol with gasoline at their refineries. Blenders receive a tax credit of 51 cents for every gallon of ethanol blended into gasoline. Despite this tax credit, the oil industry lobbied against legislative mandates for blending ethanol contained in the Energy Independence and Security Act of 2007. In addition, the RFA believes that oil companies have resisted installing E85 pumps at retail fueling stations that they own or lease. As a result, automakers are experiencing frustration from blocked plans for more E85 pumps, as they pledged to make flex-fuel vehicles comprise half of all new vehicle sales by 2012. The Energy Independence and Security Act of 2007 made it unlawful for a franchiser to prohibit a franchise from installing E85 pumps within the franchise agreement, but we cannot assure you that this practice will not take place informally. This legislation increased the mandates of the Renewable Fuels Standard (RFS); however, it is possible that oil refineries will only blend the amount of ethanol that they are required to blend because ethanol competes with gasoline at the pumps. Because ethanol production is expected to exceed the RFS requirement in 2008 if construction and expansions are completed, excess capacity may result if oil companies are unwilling to blend more than the RFS mandates. If our competitors in the oil industry refuse to blend the increased capacity of ethanol produced at new and existing plants, or prevent the expansion of ethanol use, it is possible that we may not be able to generate revenue.
Risks Related to Regulation and Governmental Action
     A change in government policies favorable to ethanol may cause demand for ethanol to decline, which could reduce our ability to operate profitably. Growth and demand for ethanol may be driven primarily by federal and state government policies, such as state laws banning Methyl Tertiary Butyl Ether (MTBE) and the national renewable fuels standard. The continuation of these policies is uncertain, which means that demand for ethanol may decline if these policies change or are discontinued. A decline in the demand for ethanol is likely to cause a reduction in our ability to operate profitably.
     Government incentives for ethanol production, including federal tax incentives, may be eliminated in the future, which could hinder our ability to operate at a profit.
     Renewable Fuels Standard. The ethanol industry is assisted by various federal ethanol production and tax incentives, including those set forth in the Energy Policy Act of 2005 and the Energy Independence and Security Act

of 2007. The Energy Policy Act created a national renewable fuels standard (RFS) which began at 4 billion gallons in 2006 and was set to increase to 7.5 billion gallons by 2012. The Energy Independence and Security Act, however, amended the RFS to set the volume at 9 billion gallons in 2008 and will increase to 36 billion gallons in 2022. The RFS requires that gasoline sold by refiners, importers and blenders must contain an increasing amount of renewable fuel, such as ethanol. The Energy Independence and Security Act expanded the renewable fuels that can be used to meet the RFS, and the RFS must be met by an increasing amount of “advanced biofuels” and “cellulosic biofuels” each year. Ethanol derived from corn starch, such as the ethanol we intend to produce, falls under the definition of a “conventional biofuel.” The RFS for conventional biofuel is 9 billion gallons in 2008 and will increase to 15 billion gallons in 2015. From 2015 through 2022, the RFS for conventional biofuel will remain at 15 billion gallons. The nation’s current production capacity, including ethanol plants under construction or expansion, exceeds 13 billion gallons. To this point, the RFS has helped to support a market for ethanol that might have disappeared without this incentive; however, the RFS, even as amended, may not continue to support the production of corn-based ethanol. In addition, waiver of RFS minimum levels of renewable fuels included in gasoline could have a material adverse effect on our results of operations.
     In April 2007, the Environmental Protection Agency (EPA) issued final regulations for a comprehensive, long-term RFS program in which became effective in September 2007. The Energy Independence and Security Act directed the EPA to continue to implement the rules of the RFS program until January 1, 2009, at which time the regulations may be revised to ensure that transportation fuel sold or introduced into commerce in the United States contains the required volume of renewable fuels. The rules contain compliance tools and a credit and trading system which allows renewable fuels to be used where they are most economical, while providing a flexible means for industry to comply with the standard. Advanced biofuels, cellulosic biofuels and conventional biofuels can be used to meet the requirements of the RFS program. The RFS must be met by any party that produces gasoline in the contiguous U.S. or exports renewable fuels, including refiners and blenders (collectively the “obligated parties”). All obligated parties were expected to meet the RFS beginning in 2007. In order to comply with the RFS, each batch of renewable fuel produced is assigned a unique Renewable Identification Number (RIN). Obligated parties may then use the trading system to comply with the RFS by purchasing RIN’s which can be traded and transferred to other parties to meet the expected annual requirements.
     Volumetric Ethanol Excise Tax Credit. On October 22, 2004, President Bush signed into law the American Jobs Creation Act of 2004 (JOBS Bill), which includes the provisions of the Volumetric Ethanol Excise Tax Credit (VEETC). The VEETC provides a credit of 51 cents per gallon on 10% ethanol blends. This tax credit is received by gasoline refiners and blenders for blending ethanol into their fuel. The credit took effect in 2005 and is set to expire in 2010. Legislation was introduced in the first day of the 2007 Congress which proposes a permanent extension of the VEETC; however, there is no guarantee that this proposed legislation will be adopted.
     Small Ethanol Producer Tax Credit. Another important provision of the Energy Policy Act of 2005 involved an expansion in the definition of who qualifies as a small ethanol producer. Historically, small ethanol producers were allowed a 10 cent per gallon production income tax credit on up to 15 million gallons of production annually. The size of the plant eligible for the tax credit was limited to 30 million gallons. Under the Energy Policy Act of 2005, the size limitation on the production capacity for small ethanol producers increased from 30 million to 60 million gallons. Based on our anticipated production capacity of 100 million gallons per year, we do not expect to qualify for this tax credit. The small ethanol producer tax credit is set to expire December 31, 2010. As with the VEETC, legislation was introduced in the first 2007 session of Congress which proposes to make the small ethanol producer credit permanent. We may find it more difficult to compete with those companies that receive the tax credit.
     The elimination or reduction of tax incentives to the ethanol industry, such as the Volumetric Ethanol Excise Tax Credit (VEETC) available to gasoline refiners and blenders, could also reduce the market demand for ethanol, which could reduce prices and our revenues by making it more costly or difficult for us to produce and sell ethanol. If the federal tax incentives are eliminated or sharply curtailed, we believe that a decreased demand for ethanol will result, which could result in the failure of the business.
     Changes in environmental regulations or violations of the regulations could be expensive and reduce our profit. We will be subject to extensive air, water and other environmental regulations and we will need to obtain a number of environmental permits to construct and operate the plant. If, for any reason, any of these permits are not granted, construction costs for the plant may increase, or the plant may not be constructed at all. Additionally, any changes in environmental laws and regulations, both at the federal and state level, could require us to invest or spend considerable resources in order to comply with future environmental regulations. The expense of compliance could be significant enough to reduce our profit.
     Carbon dioxide may be regulated in the future by the EPA as an air pollutant requiring us to obtain additional permits and install additional environmental mitigation equipment, which could adversely affect our financial performance. The Supreme Court recently determined that carbon dioxide is an air pollutant under the Clean Air Act for the purposes of vehicle emissions. Similar lawsuits have been filed seeking to require the EPA to regulate carbon dioxide emissions from stationary sources such as our ethanol plant under the Clean Air Act. Our plant will produce a significant amount of carbon dioxide that we plan to vent into the atmosphere. If the EPA regulates carbon dioxide emissions by plants such as ours, we may have to apply for additional permits or we may be required to install carbon dioxide mitigation equipment or take other as yet unknown steps to comply with these potential regulations. Compliance with any future regulation of carbon dioxide, if it occurs, could be costly and may prevent us from operating the ethanol plant profitably.
ITEM 2. DESCRIPTION OF PROPERTY.
     We are building our plant near Gibson City, Illinois in Ford County. We have purchased four adjacent parcels of real estate for the plant site with a total of approximately 85 acres for a total purchase price of approximately $848,600.
     On June 27, 2007, we entered into an exchange agreement with Alliance Grain Company. Pursuant to this agreement, we exchanged approximately $2,000 and 5.0 acres of real estate located in Ford County, Illinois, for approximately 5.4 acres of real estate owned by Alliance Grain Company valued at approximately $34,000 located near our site in Ford County, Illinois.
     On October 2, 2007, we entered into a lease agreement with John and Barbara Scott. The lease covers a 20 foot wide strip of land in Ford County, Illinois. The lease limits our use of the land to installation, expansion, repair, replacement and maintenance of a 12 inch water line. The lease agreement also provides a temporary twenty foot additional easement along the south line of the property for the initial construction of the water line and to allow us to reconstruct, repair, replace, modify and maintain the water line as necessary. The lease is for a term of 50 years and may be extended for an additional period of 50 years. We paid $4,500 to John and Barbara Scott.
     On October 16, 2007, we entered into an additional lease agreement with Barbara and John Scott. The lease covers a 20 foot wide strip of land in Ford County, Illinois. The lease limits our use of the land to installation, repair, replacement and maintenance of a 12 inch water line. The lease agreement also provides a temporary 20 foot additional easement along the south line of the property for the initial construction of the water line and to allow us to reconstruct, repair, replace, modify and maintain the water line as necessary. The lease is for a term of 50 years and may not be extended. We paid $1.00 and other valuable consideration to Barbara and John Scott upon execution of the lease.
     On October 26, 2007, we entered into a lease agreement with Michael and Linda Herriott. The lease is for a period of 99 years and covers property for which we intend to utilize as our well site to furnish water to the plant. In addition to the lease, we were granted an easement for the purpose of construction, reconstructing, expanding, repairing, replacing, modifying and maintaining a water line over the property. We are required to pay the sum of $99,000 as rent for the leased premises, payable in four annual installments of $20,000 each, due on January 1st of 2008, 2009, 2010 and 2011. The final installment of $19,000 is due on January 1, 2012. In addition to the rental payments we were required to issue one membership unit to Jennifer Herriott and one membership unit to Lindsay Herriott upon execution of the lease agreement.
     We have entered into a design-build contract with Fagen, Inc. of Granite Falls, Minnesota for the design and construction of the ethanol plant for a total price of approximately $120,000,000, subject to adjustment for change orders. We began site work for our plant in July 2007. We provided notice to proceed with construction to Fagen, Inc., which was accepted by Fagen, Inc. on October 18, 2007.

Construction of the plant began in October 2007. We expect to be operating in the summer of 2009. We anticipate that our plant will have an approximate production capacity of 100 million gallons per year.
     All of our tangible and intangible property, real and personal, serves as the collateral for the debt financing with First National Bank of Omaha, which is described below under “Item 6 — Management’s Discussion and Analysis or Plan of Operation.”
ITEM 3. LEGAL PROCEEDINGS.
     From time to time in the ordinary course of business, One Earth Energy, LLC may be named as a defendant in legal proceedings related to various issues, including without limitation, workers’ compensation claims, tort claims, or contractual disputes. We are not currently involved in any material legal proceedings, directly or indirectly, and we are not aware of any claims pending or threatened against us or any of the directors that could result in the commencement of legal proceedings.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     We did not submit any matter to a vote of our unit holders through the solicitation of proxies or otherwise during the fourth fiscal quarter of 2007.
PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED MEMBER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.
     There is no public trading market for our units.
     As of January 25, 2008 we had approximately 278 unit holders of record.
     We have not declared or paid any distributions on our units. Our board of directors has complete discretion over the timing and amount of distributions to our unit holders, however, our operating agreement requires the board of directors to endeavor to make cash distributions at such times and in such amounts as will permit our unit holders to satisfy their income tax liability in a timely fashion. Our expectations with respect to our ability to make future distributions are discussed in greater detail in “Item 6 —Management’s Discussion and Analysis or Plan of Operation.”
     The Securities and Exchange Commission declared our Registration Statement on Form SB-2 (SEC Registration No. 333-135729) effective on November 7, 2006. We commenced our initial public offering of our units shortly thereafter. Certain of our officers and directors offered and sold the units on a best efforts basis without the assistance of an underwriter. We did not pay these officers or directors any compensation for services related to the offer or sale of the units.
     Beginning in July 2007, we conducted a rescission offer with respect to our subscribers who subscribed from November 7, 2006 through June 1, 2007. Subsequent to receiving these subscriptions, we changed the terms of our initial public offering, and we, therefore, filed a rescission offer and post-effective amendment with the SEC, both of which became effective on July 5, 2007. Our rescission offer closed on September 24, 2007. We had 171 subscribers rescind their subscriptions for an aggregate amount of $1,330,500 plus interest.
     Pursuant to our post-effective amendment we planned to raise a minimum of $64,455,000 and a maximum of $70,000,000 in the offering and secure the balance needed to construct the plant through federal, state and local grants and debt financing.
     We closed our offering on November 7, 2007. We received subscription for approximately 12,924 units for total offering proceeds of approximately $64,620,000. In addition, we issued two units in exchange for a lease agreement. The following is a breakdown of units registered and units sold in the offering:

	Aggregate Price of
	the amount		Aggregate price of
Amount Registered	registered	Amount sold	the amount sold
14,000	$70,000,000	12,924	$64,620,000
     We terminated our escrow account on October 31, 2007 and released offering proceeds. As of October 31, 2007, our expenses related to the registration and issuance of these units was $834,025, which were netted against our offering proceeds. The following describes our use of net offering proceeds through the year ended October 31, 2007.

Net proceeds	$63,785,975 (1)
Construction of Plant	(20,000,000)
Repayment of Indebtedness	(6,500,000)
Working Capital	(388,959)
Other	(298,543)

Balance	$36,598,473

(1)	Gross proceeds net of offering expenses of $834,025.
     Our units are subject to transfer restrictions under our operating agreement and by applicable tax and securities laws. Transfers are subject to approval by our board and must be made in compliance with the conditions set forth in our operating agreement and applicable tax and securities laws. As a result, investors will not be able to easily liquidate their investment in our company.
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
Forward Looking Statements
     This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the following factors:
•	Changes in our business strategy, capital improvements or development plans;

•	Construction delays and technical difficulties in constructing the plant;

•	Changes in the environmental regulations that apply to our plant site and operations;

•	Ability to secure marketing services;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Changes in the availability and price of natural gas and corn, and the market and price for ethanol and distillers grains;

•	Changes in federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives);

•	Overcapacity within the ethanol industry;

•	Changes and advances in ethanol production technology; and

•	Competition from alternative fuel additives.
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
Overview
     One Earth Energy, LLC is a development-stage Illinois limited liability company. It was formed on November 28, 2005 for the purpose of raising capital to develop, construct, own and operate a 100 million gallon per year ethanol plant near Gibson City, Illinois. We have not yet engaged in the production of ethanol and distillers grains. Based upon engineering specifications from Fagen, Inc., we expect the ethanol plant, once built, will process approximately 36 million bushels of corn per year into 100 million gallons of denatured fuel grade ethanol and 321,000 tons of dried distillers grains with solubles.
     We have entered into a design-build contract with Fagen, Inc. for the design and construction of our proposed ethanol plant for a price of approximately $120,000,000, exclusive of any change orders we may approve. We commenced site work in July 2007. We issued our notice to proceed with construction to Fagen, Inc., which was accepted on October 18, 2007. Construction of the plant began in October 2007. We anticipate that the plant will be operational in summer 2009.
     We estimate the total project will cost approximately $166,000,000, which includes approximately $120,000,000 to construct the plant, approximately $28,000,000 to cover all other capital expenditures necessary to complete the project, and approximately $18,000,000 of capitalization and start-up costs to commence plant operations and produce revenue.
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
     Subsequent to receiving subscriptions in our registered offering, we changed the terms, and we, therefore, filed a rescission offer and post-effective amendment with the SEC, both of which became effective on July 7, 2007. Beginning in July 2007, we conducted a rescission offer with respect to our subscribers who subscribed from November 7, 2006 through June 1, 2007. Our rescission offer related primarily to the increased investment from Farmer’s Energy One Earth, LLC (“Farmers Energy”), an Ohio limited liability company, and an indirect wholly-owned subsidiary of Rex Stores Corporation and the change in control of our board of directors. Pursuant to our agreement with Farmer’s Energy, Farmer’s Energy has the right to appoint a majority of our board of directors, so long as they own a majority of our outstanding membership units. Our agreement with Farmer’s Energy required us to make the following amendments to our amended and restated operating agreement which are contained in our Second Amended and Restated Operating Agreement adopted in June 2007: (i) elimination of separate classes of units and separate director classes (all units are of single class with identical rights except as to the appointment of directors); (ii) so long as Farmer’s Energy is the owner of a majority of our issued and outstanding units, Farmer’s Energy has the right to appoint the majority of the members of the board of directors; (iii) any inconsistent terms of the amended and restated operating agreement relating to the rights, duties or obligations of Farmer’s Energy were stricken; and (iv) so long as Farmer’s Energy is the owner of a majority of our issued and outstanding units, Farmer’s Energy will have the right to approve by written consent certain significant transactions involving us (including any merger, consolidation or other business combination involving One Earth, any sale of significant assets other than in the ordinary course of business, any offering or sale of any additional units in One Earth, any amendment to our second amended and restated operating agreement or any other fundamental change). In addition, as a part of the amendments to our operating agreement, we changed our fiscal year end to December 31. Our rescission offer closed on September 24, 2007. We had 171 unit holders rescind their subscriptions for an aggregate amount of $1,330,500 plus interest.

     We closed our public offering on November 7, 2007. We received subscriptions for approximately 12,924 units and deposited offering proceeds of approximately $64,620,000 into our escrow account. In addition, we issued two units in exchange for a lease agreement. The offering proceeds supplemented our seed capital equity of $1,425,000. We have terminated our escrow account and our offering proceeds were released to One Earth Energy on October 31, 2007.
     On September 20, 2007, we entered into definitive loan agreements with First National Bank, Omaha and certain other financial institutions for our debt financing. The credit facility is in the amount of $111,000,000, consisting of a $100,000,000 construction loan, together with a $10,000,000 revolving loan and $1,000,000 in letters of credit. Based upon our current total project cost estimate of approximately $166,000,000, we expect our equity and debt capital sources to be sufficient to complete plant construction and begin start-up operations.
     We entered into various loan agreements with Farmers Energy in June 2007, pursuant to which Farmers Energy agreed to provide us with interim financing of up to $6,500,000 to enable us to proceed with our project until we closed on our debt financing. In exchange for the interim financing, we granted Farmers Energy a security interest in all of our assets. In addition, we agreed to commence payment o the principal amount and all accrued and unpaid interest on the loan on the later of (1) breaking escrow, or (2) closing on our debt financing. In no event was the loan due and payable in full later than December 1, 2007. As of October 31, 2007 this loan was repaid in full with proceeds from our offering.
     We have engaged UBEI to market our distillers grain and Eco-Energy to market our ethanol. We are in the process of negotiating a grain handling agreement with a local cooperative.
     We are still in the development phase, and until the ethanol plant is operational, we will generate no revenue. We anticipate incurring net losses until the ethanol plant is operational. Since we have not yet become operational, we do not yet have comparable income, production or sales data.
Plan of Operations for the Next 12 Months
     We expect to spend at least the next 12 months focused on plant construction and preparation for start-up operations. As a result of our successful completion of the registered offering and the related debt financing, we expect to have sufficient cash on hand to cover all costs associated with construction of the project, including, but not limited to, site development, utilities, construction and equipment acquisition. We estimate that we will need approximately $166,000,000 to complete the project.
Project Capitalization
     We have issued 855 units to our seed capital investors at a price of $1,666.67 per unit. We have total proceeds from our previous private placement of $1,425,000. We entered into various loan documents with Farmers Energy in June 2007, pursuant to which Farmers Energy agreed to provide us with interim financing of up to $6,500,000 to enable us to proceed with our project until we were able to close on our equity and debt financing. In exchange for the interim financing, we granted Farmers Energy a security interest in all of our assets. In addition, we agreed to commence payment of the principal amount and all accrued and unpaid interest on the loan on the later of (1) breaking escrow, or (2) closing on our debt financing. As of October 31, 2007, this loan had been repaid in full. Our seed capital proceeds along with the interim financing from Farmers Energy supplied us with enough cash to cover our costs, including development, organizational and offering expenses until we terminated our escrow agreement and released escrowed funds from our registered offering on October 31, 2007.
     We filed a registration statement on Form SB-2 with the SEC which became effective on November 7, 2006. We filed an amendment to our registration statement as a part of our rescission offering, which became effective on July 7, 2007. The amended registered offering was for a minimum of 12,891 units and a maximum of 14,000 units at a purchase price of $5,000 per unit. There was a minimum purchase requirement of five units to participate in the offering with additional units to be purchased in one unit increments. The minimum aggregate offering amount was $64,455,000 and the maximum aggregate offering amount was $70,000,000. We closed the offering on November 7, 2007 having received subscriptions for 12,924 units.

     The proceeds from the sale of our units were held in escrow until October 31, 2007, at which time we terminated our escrow agreement with First Busey Trust and escrow proceeds of approximately $64,620,000 were transferred to our account at First National Bank of Omaha. We issued 12,924 registered units to our members which supplements the 855 units issued in our previous private placement offering to our seed capital investors. In addition, we issued two registered units in exchange for a lease agreement for the land necessary to construct our water line.
     On September 20, 2007, we entered into a loan agreement with First National Bank of Omaha establishing a senior credit facility for the construction of our plant. The credit facility is in the amount of $111,000,000, consisting of a $100,000,000 construction loan, a $10,000,000 revolving line of credit and $1,000,000 letter of credit. During the construction period, we will be required to make interest payments quarterly on the outstanding principal amount at a variable interest rate equal to the three month LIBOR plus 310 basis points. At the expiration of the construction period, the interest rate on the construction note shall be 3-month Libor plus 600 basis points. The construction note will be a five-year note, amortized on a ten-year basis with quarterly payments of principal and interest, and a balloon payment due at maturity. A portion of the construction note will be subject to an annual, mandatory prepayment, based on excess cash flow, capped at $6 million annually. The interest rate on the revolving line of credit will be 1-month LIBOR plus 310 basis points until maturity and at a rate equal to 1-month LIBOR plus 910 basis points after maturity. The revolving line of credit is renewable annually with interest only payments due on a quarterly basis. The letters of credit facility is renewable annually with fees on outstanding issuances payable on a quarterly basis. On November 15, 2007, we entered into a swap agreement with First National Bank of Omaha (as required by the loan agreement) in order to change the interest rate on some of the anticipated borrowings from a variable rate to a fixed rate.
     The loans will be secured by our assets and material contracts. In addition, during the term of the loans, we will be subject to certain financial covenants consisting of minimum working capital, minimum net worth, and maximum debt service coverage ratios. After our construction phase we will be limited to annual capital expenditures of $1,000,000 without prior approval of our lender. We may make distributions to our members to cover their respective tax liabilities. In addition, we may also distribute up to 65% of net income provided we maintain certain leverage ratios and are in compliance with all financial ratio requirements and loan covenants before and after any such distributions are made to our members.
     In addition to our equity and debt financing we have applied for and will continue to apply for various grants. We may qualify for various incentive programs administered by the Illinois Department of Commerce and Economic Development, such as a Renewable Fuels Development Program Grant. Grants under the Renewable Fuels Development Program are available for the construction of new biofuels production facilities in Illinois. In order to be eligible for the program, the biofuels production facility must produce at least 30 million gallons of biofuels per year. The maximum grant award under the program is $6.5 million, including up to $1.5 million in rural economic development incentives. However, the total grant award cannot exceed 10% of the total construction costs of the facility. We have not yet applied for or received firm commitments or approvals for this grant and we have no assurance that these funds will be available to us. We have received $20,000 from the Illinois Corn Marketing Board. In addition, we received a USDA Rural Business Co-operative Service Value Added Producer Grant in the amount of $100,000, which is to be used for start-up costs. As of October 31, 2007, we have incurred approximately $86,578 of expenses reimbursable by the grant which has been received.
     We plan to apply for additional grants from the USDA and other sources. Although we may apply under several programs simultaneously and may be awarded grants or other benefits from more than one program, it must be noted that some combinations of programs are mutually exclusive. Under some state and federal programs, awards are not made to applicants in cases where construction on the project has started prior to the award date. There is no guarantee that applications will result in awards of grants or loans.
Plant construction and start-up of plant operations
     For the next twelve months, we expect to continue working principally on the development of our proposed ethanol plant; the development of our plant site in Ford County Illinois; obtaining the necessary construction and operating permits and negotiating the utility and other contracts. We expect to hire 45 full-time employees before plant operations begin.

     We have entered into a definitive design-build contract with Fagen, Inc. for the design and construction of our proposed ethanol plant for a price of approximately $120,000,000 exclusive of any change orders we may approve. Fagen, Inc. agreed to have the project substantially complete on July 14, 2009, 635 days after October 18, 2007, the date Fagen, Inc. accepted our notice to proceed. We expect that final completion will be achieved within 90 days after substantial completion.
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
     We also entered into a license agreement with ICM, Inc. for limited use of ICM, Inc.’s proprietary technology and information to assist us in operating, maintaining, and repairing the ethanol production facility. We are not obligated to pay a fee to ICM, Inc. for use of the proprietary information and technology because our payment to Fagen, Inc. for the construction of the plant under our design-build agreement is inclusive of these costs. Under the license agreement, ICM, Inc. retains the exclusive right and interest in the proprietary information and technology and the goodwill associated with that information. ICM, Inc. may terminate the agreement upon written notice if we improperly use or disclose the proprietary information or technology at which point all proprietary property must be returned to ICM, Inc.
     On July 25, 2007, we entered into an agreement with Ameritrack Railroad Contractors, Inc. for the design and construction of our rail sidings. We agreed to pay Ameritrack $1,636,800 in exchange for their services under the agreement.
     On August 23, 2007, we entered into an agreement with Foundation Service Corp. for the installation of soil reinforcing elements for our ethanol plant. We agreed to pay Foundation Service Corp. a lump sum fee of $367,000 in exchange for their services. Foundation Service Corp. completed their work on October 11, 2007.
     On October 22, 2007, we entered into an agreement with Layne-Western for a high-capacity well siting investigation to assess the viability of developing two high-capacity production wells to supply the necessary water to our plant. Layne-Western will perform the investigation and in return we agreed to pay Layne-Western approximately $98,151.
     On December 26, 2007, we entered into a Design/Build Construction Contract with Hogenson Construction Company (“Hogenson”) under which Hogenson agreed to furnish all of the materials and perform all of the work necessary for the design, supply and installation of a complete auger cast pile system to support the concrete grain storage and concrete distillers grain storage for our plant. In exchange for Hogenson’s services, we agreed to pay Hogenson a lump sum price of $1,072,198 subject to any change orders agreed upon by the parties. We made a down payment to Hogenson of $107,220 at the time we signed the contract.
     Plant construction is progressing on schedule. We commenced site work at the plant in July 2007. To date the majority of the site preparation is complete. Fagen, Inc. accepted our notice to proceed with construction on October 18, 2007 and arrived on site on October 19, 2007. To date, construction has begun in the fermentation area and grains area. Our tanks are approximately 40% complete. We anticipate completion of plant construction in the summer of 2009.
     We expect to have sufficient cash on hand through our offering proceeds and debt financing to cover construction and related start-up costs necessary to make the plant operational. We estimate that we will need approximately $120,000,000 plus any future adjustments for additional change orders and increases in the cost of materials and labor to construct the plant for a total project cost of approximately $166,000,000.

Marketing Agreements
     We have entered into an ethanol marketing agreement with Eco-Energy, Inc. (“Eco-Energy”) for the purpose of marketing and distributing all of the ethanol we produce at the plant. We will pay a fee of $0.0075 per net gallon of ethanol for the services of Eco-Energy during the term of the contract. These fees shall be paid monthly on actual gallons shipped from the prior month. We will divide equally with Eco-Energy fifty percent of the additional profits created using swaps and exchanges prior to delivery. The ethanol marketing contract shall continue for three years following the first day of ethanol production, with automatic renewals after each two-year term. We can terminate the contract by giving written notice at least four months prior to the end of the initial term or terminate for material breach upon fifteen days notice. The purpose of the agreement is to enable us to sell our ethanol production in the open market using the services of Eco-Energy. Eco-Energy does not guarantee a specific price for the ethanol we produce. Under the agreement Eco-Energy will be responsible for all transportation arrangements for the distribution of ethanol.
     We have entered into a marketing agreement with United Bio Energy Ingredients, LLC (“UBEI”). Under the terms of the agreement, UBEI will purchase one hundred percent (100%) of our distillers grains production during the term of the contract. The initial term of the agreement is for 36 months, commencing on the date that our ethanol plant begins operations to produce ethanol. The agreement will automatically renew for successive one year terms thereafter unless either party gives written notice of its election not to renew. Pursuant to the agreement, UBEI will provide comprehensive co-products marketing services to us including an onsite merchandiser. UBEI will pay us for all distillers grains removed by them from our plant as follows: for dried distillers grains, a price equal to ninety-seven percent (97%) of the F.O.B. facility price charged by UBEI to its customers; for wet distillers grains, a price equal to ninety-six percent (96%) of the F.O.B. Facility Price charged by UBEI to its customers; for modified wet distillers grains, a price equal to ninety-five percent (95%) of the F.O.B. Facility Price charged by UBEI to its customers. Such percentages are subject to a minimum and maximum price per ton as set forth in the agreement. As defined in the agreement, “F.O.B. Facility Price” means the actual net sales price that UBEI invoices buyers of distillers grains.
Permitting and Regulatory Activities
     We will be subject to extensive air, water and other environmental regulations and we will need to obtain a number of environmental permits to construct and operate the plant. We have engaged the environmental consulting firm of RTP Environmental Associates, Inc. to coordinate and assist us with obtaining construction and operation permits, and to advise us on general environmental compliance.
     The Company has received a Construction Permit — NSPS Source. The permit limits grain processed at the plant to 100,000 tons/month and 1,100,000 tons/year. Ethanol production is limited by the permit to 11 million gallons/month and 110 million gallons/year. Total feed production of the plant shall not exceed 32,440 tons/month and 357,000 tons/year. Natural gas usage is limited by the permit to 372 million cubic feet/month and 3720 million cubic feet/year. Following startup of the plant, we will apply for an Operating Permit. These production limitations will also be a part of the Operating Permit. If we exceed these production limitations, we could be subjected to very expensive fines, penalties, injunctive relief, and civil or criminal law enforcement actions. Our engineering estimates indicate that this facility will be considered a minor source of regulated air pollutants. Exceeding these production limitations would trigger Title V requirements and require us to pursue a Clean Air Permit Program (“CAAPP”) air permit. There is also a risk that further analysis prior to construction, a change in design assumptions, or a change in the interpretation of regulations may require us to file for a CAAPP air permit. If we must file to obtain a CAAPP air permit, then we will experience significantly increased expenses and a significant delay in obtaining a subsequently sought CAAPP air permit. There is also a risk that the IEPA might reject a CAAPP air permit application and request additional information, further delaying startup and increasing expenses. Even if we obtain an air pollution construction permit prior to construction, the air quality standards may change, thus forcing us to later apply for a CAAPP air permit. There is also a risk that the area in which the plant is situated may be determined to be a nonattainment area for a particular pollutant. In this event, the threshold standards that require a Title V permit may be changed, thus requiring us to file for and obtain a CAAPP air permit. The cost of complying and documenting compliance should a Title V air permit be required is also higher. It is also possible that in order to comply with applicable air regulations or to avoid having to obtain a CAAPP permit, we would have to install additional air pollution control equipment such as additional or different scrubbers.

Air Pollution Standard
     There are a number of standards which may effect the construction and operation of the plant going forward. The Prevention of Significant Deterioration (PSD) regulation creates more stringent and complicated permit review procedures for construction permits. It is possible but not expected that the plant may exceed applicable PSD levels for NOx, CO, and VOCs.
National Pollutant Discharge Elimination System Permit (Individual NPDES Permit)
     We expect that we will use water to cool our closed circuit systems in the proposed plant. Although the water in the cooling system will be re-circulated to decrease facility water demands, a certain amount of water will be continuously replaced to make-up for evaporation and to maintain a high quality of water in the cooling tower. In addition, there will be occasional blowdown water that will have to be discharged. It is anticipated that the facility will also require a reverse osmosis system and water softeners to provide makeup water for the boiler. Reject water from the reverse osmosis system and water softener regeneration water will also be discharged. We expect that our plant will require approximately 1.6 million gallons of water per day. Depending on the water quality and atmospheric conditions, approximately 538,000 gallons of water per day could potentially be discharged. We will have to obtain an individual NPDES permit from the IEPA. An individual permit will require that we obtain extensive information on the proposed discharge and that we prepare and file additional engineering information. Also, because the watershed that we will discharge into is identified as a watershed subject to Total Maximum Daily Load limitations, the IEPA may require more expensive pretreatment of water discharges or other limitations on the discharge of this water.
Storm Water Discharge Permit and Storm Water Pollution Prevention Program (General NPDES Permits)
     We expect to obtain coverage under the IEPA’s construction storm water permit (General Permit No. ILR10) for construction activities. To comply with permit conditions, we will prepare a Storm Water Pollution Prevention Plan (SWPPP) for the proposed facility. The plan outlines various measures that will be developed for the proposed facility, which outlines various measures that will be implemented during construction to mitigate erosion and minimize storm water pollution. A Notice of Intent to obtain a NPDES Construction Permit No. ILR10 must be filed at least 30 days prior to construction. A separate application for a General NPDES Permit for Storm Water Discharges from Industrial Activities (General Permit No. ILR00) will be required for storm water discharges from the facility during operations. The notice of intent for the General Permit No. ILR00 must be filed 180 days prior to the start of operations. We anticipate that we will be able to obtain a General Permit No. ILR00 storm water discharge permit, but there can be no assurances of this.
New Source Performance Standards
     The plant will be subject to New Source Performance Standards for both the ethanol plant’s distillation processes, and the storage of volatile organic compounds used in the denaturing process. These duties include initial notification, emissions limits, compliance, and monitoring requirements, and record keeping requirements.
Spill Prevention, Control, and Countermeasures Plan
     Before we can begin operations, we must prepare and implement a Spill Prevention Control and Countermeasure (SPCC) plan in accordance with the guidelines contained in 40 CFR § 112. This plan will address oil pollution prevention regulations and must be reviewed and certified by a professional engineer. The SPCC must be reviewed and updated every three years.
Alcohol and Tobacco Tax and Trade Bureau Requirements
     Before we can begin operations, we will have to comply with applicable Alcohol and Tobacco Tax and Trade Bureau regulations. These regulations require that we first make application for and obtain an alcohol fuel producer’s permit pursuant to 27 CFR § 19.915. The application must include information identifying the principal persons involved in our venture and a statement as to whether any of them have ever been convicted of a felony or misdemeanor under federal or state law. The term of the permit is indefinite until terminated, revoked, or suspended.

The permit also requires that we maintain certain security measures. We must also secure an operations bond pursuant to 27 CFR § 19.957. There are other taxation requirements related to special occupational tax and a special stamp tax. We are in the process of preparing an application for an alcohol fuel producer’s permit.
Risk Management Plan
     We are currently in the process of determining whether anhydrous ammonia or aqueous ammonia will be used in our production process. Pursuant to § 112(r)(7) of the Clean Air Act, stationary sources with processes that contain more than a threshold quantity of a regulated substance are required to prepare and implement a Risk Management Plan. If we use anhydrous ammonia, we must establish a plan to prevent spills or leaks of the ammonia and an emergency response program in the event of spills, leaks, explosions, or other events that may lead to the release of the ammonia into the surrounding area. The same requirement may also be true for denaturant. This determination will be made as soon as the exact chemical makeup of the denaturant is obtained. We will need to conduct a hazardous assessment and prepare models to assess the impact of an ammonia and/or denaturant release into the surrounding area. The program will be presented at one or more public meetings. However, if we use aqueous ammonia, the risk management program will only be needed for the denaturant. In addition, it is likely that we will have to comply with the prevention requirements under OSHA’s Process Safety Management Standard. These requirements are similar to the Risk Management Plan requirements. The Risk Management Plan should be filed before we commence operation.
Environmental Protection Agency
     Even if we receive all Illinois environmental permits for construction and operation of the plant, we will also be subject to oversight activities by the EPA. There is always a risk that the EPA may enforce certain rules and regulations differently than Illinois’ environmental administrators. Illinois or EPA rules and regulations are subject to change, and any such changes may result in greater regulatory burdens.
Trends and Uncertainties Impacting the Ethanol Industry and Our Future Operations
     If we are successful in building and constructing the ethanol plant, we expect our future revenues will primarily consist of sales of ethanol and distillers grains. We expect ethanol sales to constitute the bulk of our revenues. Historically, the demand for ethanol increased relative to supply, which caused upward pressure on ethanol market prices. Increased demand, firm crude oil and gas markets, public acceptance, and positive political signals contributed to those strong ethanol prices. Those high prices have not been sustained, however, likely due to increased ethanol production, and transportation and logistics problems in the industry. Management believes the industry will need to continue to grow demand and have governmental support, and transportation and logistical problems will need to be alleviated in order for the industry to realize higher ethanol market prices.
     We expect to benefit from federal ethanol supports and federal tax incentives. Changes to these supports or incentives could significantly impact demand for ethanol, and could negatively impact our business. On August 8, 2005, President George W. Bush signed into law the Energy Policy Act of 2005 which contained numerous provisions that favorably impacted the ethanol industry by enhancing both the production and use of ethanol. Most notably, the Energy Policy Act created a 7.5 billion gallon renewable fuels standard (the “RFS”). The RFS is a national renewable fuels mandate as to the total amount of national renewable fuels usage but allows flexibility to refiners by allowing them to use renewable fuel blends in those areas where it is most cost-effective rather than requiring renewable fuels to be used in any particular area or state. The Energy Independence and Security Act (the “Act”) amended the RFS to set the volume at 9 billion gallons in 2008, increasing to 36 billion gallons in 2022. The Act expanded the definition of several renewable fuels which may be used by blenders to meet the RFS requirement. The RFS now includes conventional biofuels, advanced biofuels, cellulosic biofuels and biodiesel, all of which can be used to meet the RFS. In addition, the RFS total annual requirement is allocated different in each subsequent year to encourage the use of more cellulosic biofuels, advanced biofuels and biodiesel. The RFS for conventional biofuel, including corn-based ethanol, will reach 15 billion gallons in 2015 and will not increase in subsequent years. Management believes that corn-based ethanol alone cannot be utilized to meet the 36 billion gallon RFS; however, production capacity in the ethanol industry is currently over 13 billion gallons if all plant construction and expansions are completed. Despite the recently enacted RFS, it is possible that the demand for corn-based ethanol will increase once the 15 billion gallon RFS is met, and this could occur in the near future.

     Ethanol production continues to rapidly grow as additional plants and plant expansions become operational. According to the Renewable Fuels Association, as of December 18, 2007, 135 ethanol plants were producing ethanol with a combined annual production capacity of 7.42 billion gallons per year and current expansions and plants under construction constituted an additional future production capacity of 6.06 billion gallons per year. POET and ADM control a significant portion of the ethanol market, producing an aggregate of over 2 billion gallons of ethanol annually. POET plans to produce an additional 375 million gallons of ethanol per year and ADM plans to produce an additional 550 million gallons of ethanol per year through plant expansions, which will strengthen their positions in the ethanol industry and cause a significant increase in domestic ethanol supply. In addition, in late November 2007, VeraSun Energy Corporation and US Bio Energy Corp. announced that they entered into a merger agreement which is expected to close during the first quarter of 2008. The new entity will retain the Vera Sun name and, by the end of 2008, is expected to own 16 ethanol facilities with a total production capacity of more than 1.6 billion gallons per year, which would make it one of the largest ethanol producers in the country. Excess capacity in the ethanol industry would have an adverse effect on our results of operations, cash flows and financial condition. In a manufacturing industry with excess capacity, producers have an incentive to manufacture additional products for so long as the price exceeds the marginal cost of production (i.e., the cost of producing only the next unit, without regard to interest, overhead or fixed costs). This incentive can result in the reduction of the market price of ethanol to a level that is inadequate to generate sufficient cash flow to cover costs. If the demand for ethanol does not grow at the same pace as increases in supply, we expect the price for ethanol to continue to decline. Declining ethanol prices will result in lower revenues and may reduce or eliminate profits causing the value of your investment to be reduced.
     Because the current national ethanol production capacity will likely exceed the 2008 RFS requirement if plant construction and expansions are completed, we believe that we will depend on other market factors, such as the growing trend for reduced usage of MTBE by the oil industry, state renewable fuels standards and voluntary blending by terminals to sustain or raise ethanol prices. Accordingly, it is possible that the RFS requirements may not significantly impact ethanol prices in the short-term, and they may remain lower than in past years. In addition, management expects the increased requirement of 36 billion by 2022 may be unable to support ethanol prices in the long term, as the RFS for corn-based ethanol will plateau at 15 billion gallons in 2015. A greater supply of ethanol on the market from additional plants and plant expansions could further reduce the price we are able to charge for our ethanol. This may decrease our revenues when we begin sales of our ethanol.
     Demand for ethanol may increase as a result of increased consumption of E85 fuel. E85 fuel is a blend of 70% to 85% ethanol and gasoline. According to the Energy Information Administration, E85 consumption is projected to increase from a national total of 22 million gallons in 2004 to 200 million gallons in 2030. E85 can be used as an aviation fuel, as reported by the National Corn Growers Association, and as a hydrogen source for fuel cells. According to the RFA, virtually every vehicle in the United States is capable of using ethanol blends up to 10%, but it takes a flexible fuel vehicle (FFV) to use higher blends up to E85. According to the National Ethanol Vehicle Coalition, there are currently about 6.0 million FFVs capable of operating on E85. Automakers such as Ford and General Motors have begun national campaigns to promote ethanol and have indicated plans to produce an estimated 4 million more FFVs per year.
     The demand for E85 is largely driven by flexible fuel vehicle penetration of the United States vehicle fleet, the retail price of E85 compared to regular gasoline and the availability of E85 at retail stations. Because flexible fuel vehicles can operate on both ethanol and gasoline, if the price of regular gasoline falls below E85, demand for E85 will decrease as well. In addition, gasoline stations offering E85 are relatively scarce. From 2003 to 2007, the number of retail stations that supply E85 increased from less than 200 to over 1,300 as reported by the American Coalition for Ethanol. This remains a relatively small percentage of the total number of retail gasoline stations in the United States, which is approximately 170,000. The Energy Policy Act of 2005 established a tax credit of 30% for infrastructure and equipment to dispense E85 which became effective in 2006, and is scheduled to expire December 31, 2010. Legislation was introduced on the first day of the 2007 Congress which proposes a permanent extension of this tax credit; however, there is no guarantee that this proposed legislation will be adopted. This tax credit is expected to encourage more retailers to offer E85 as an alternative to regular gasoline. However, some gas station operators may be hesitant to install pumps to dispense E85, as it is essentially a competitor to the stations’ main product, gasoline. The Energy Independence and Security Act made it unlawful for a franchiser to prohibit a franchise from installing E85 fuel tanks and pumps within the franchise agreement. This provision responded to concerns that many oil companies were prohibiting the installation of E85 fuel pumps at the stations they owned or operated. In addition, the Act created a grant program for the installation of refueling infrastructure for E85. Although the Act does not become effective until January 1, 2009, management believes these provisions will encourage the availability and use of E85.
     Demand for ethanol has historically been supported by higher oil prices and its refined components. While the mandated usage required by the renewable fuels standard is driving demand, management believes that the industry will require an increase in voluntary usage in order to experience long-term growth. We expect this will happen only if the price of ethanol is deemed economical by blenders. Increased consumer awareness of ethanol-blended gasoline will be necessary to motivate blenders to voluntarily increase the amount of ethanol blended into gasoline. In the future, a lack of voluntary usage by blenders in combination with additional supply may damage our ability to generate revenues and maintain positive cash flows.
     Although the Energy Policy Act of 2005 did not impose a national ban of MTBE, the primary competitor of ethanol as a fuel oxygenate, the Act’s failure to include liability protection for manufacturers of MTBE could result in refiners and blenders using ethanol as an oxygenate rather than MTBE to satisfy the Clean Air Act’s reformulated gasoline oxygenate requirement. While this may create some additional demand in the short term, the Act repeals the Clean Air Act’s 2% oxygenate requirement for reformulated gasoline immediately in California and 270 days after enactment elsewhere. However, the Clean Air Act also contains an oxygenated fuel requirement for areas classified as carbon monoxide non-attainment areas. These areas are required to establish an oxygenated fuels program for a period of no less than three months each winter. The minimum oxygen requirement for gasoline sold in these areas is 2.7% by weight. This is the equivalent of 7.7% ethanol by volume in a gasoline blend. This requirement was unaffected by the Act and a number of states, including California, participate in this program.
     Consumer resistance to the use of ethanol may affect the demand for ethanol which could affect our ability to market our product and reduce the value of your investment. According to media reports in the popular press, some consumers believe that use of ethanol will have a negative impact on retail gasoline prices. Many also believe that ethanol adds to air pollution and harms car and truck engines. Still other consumers believe that the process of producing ethanol actually uses more fossil energy, such as oil and natural gas, than the amount of energy in the ethanol that is produced. In addition, recent high corn prices have added to consumer backlash against ethanol, as many consumers blame ethanol for high food prices. These consumer beliefs could potentially be wide-spread. If consumers choose not to buy ethanol, it would affect the demand for the ethanol we produce which could negatively affect our ability to sell our product and negatively affect our profitability.
Trends and uncertainties impacting the corn and natural gas markets and our future cost of goods sold
     We expect our future cost of goods sold will consist primarily of costs relating to the corn and natural gas supplies necessary to produce ethanol and distillers grains for sale. As of December 11, 2007, United States Department of Agriculture estimated the 2007 corn crop at 13.17 billion bushels, which is 25 percent larger than the 2006 corn crop. Despite the large 2007 corn crop, corn prices have increased sharply since 2006 and remained high throughout 2007. We expect the price of corn to remain at current price levels well into 2008. Although we do not expect to begin operations until summer of 2009, we expect some volatility in the price of corn, which could significantly impact our cost of goods sold. The number of operating and planned ethanol plants in our immediate surrounding area and nationwide will also significantly increase the demand for corn. This increase will likely drive the price of corn upwards in our market which will impact our ability to operate profitably.
     There is no assurance that a corn shortage will not develop, particularly if there are other ethanol plants competing for corn, an extended drought or other production problems. Historical grain pricing information indicates that the price of grain has fluctuated significantly in the past and may fluctuate significantly in the future. Because the market price of ethanol is not related to grain prices, ethanol producers are generally not able to compensate for increases in the cost of grain feedstock through adjustments in prices charged for their ethanol. We, therefore, anticipate that our plant’s profitability will be negatively impacted during periods of high corn prices. However, the negative impact on profitability resulting from high corn prices will be mitigated, in part, by the increased value of the distillers grains we intend to market, as the price of corn and the price of distillers grains tend to fluctuate in tandem.

     Natural gas is also an important input commodity to our manufacturing process. We estimate that our natural gas usage will be approximately 15% to 20% of our annual total production cost. We use natural gas to dry our distillers grain products to moisture contents at which they can be stored for extended periods of time and transported greater distances. Distillers dried grains have a much broader market base, including the western cattle feedlots, and the dairies of California and Florida. Recently, the price of natural gas has risen along with other energy sources. Natural gas prices are considerably higher than the 10-year average. We expect continued volatility in the natural gas market. Any ongoing increases in the price of natural gas will increase our cost of production and may negatively impact our future profit margins.
Technology Developments
     Most ethanol is currently produced from corn and other raw grains, such as milo or sorghum. The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste, and energy crops. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn. Although current technology is not sufficiently efficient to be competitive, a recent report by the United States Department of Energy entitled “Outlook for Biomass Ethanol Production and Demand” indicates that new conversion technologies may be developed in the future.
     The Energy Independence and Security Act expanded the definition of several renewable fuels which may be used by blenders to meet the RFS requirement. The RFS now includes conventional biofuels, advanced biofuels, cellulosic biofuels and biodiesel, all of which can be used to meet the RFS. In addition, the RFS total annual requirement is allocated different in each subsequent year to encourage the use of more cellulosic biofuels, advanced biofuels and biodiesel.
     The Act also authorizes several grants for the advancement of the renewable fuels industry. It authorizes $500 million annually for 2008 to 2015 for the production of advanced biofuels that have at least an 80% reduction in GHG emissions. In addition, it authorizes $25 million annually in 2008 through 2010 for research and development and commercial application of biofuels production in states with low rates of ethanol and cellulosic ethanol production. Further, $200 million annually in 2008 through 2014 is authorized for infrastructure grants for the installation of E85 fuel pumps. Funding is also dedicated for government departments to conduct studies on the feasibility of constructing a dedicated ethanol pipeline, the adequacy of rail transportation of renewable fuel and the impact of the RFS program on various industries such as the livestock and food industry. As enacted, the Act’s provisions did not include any new tax incentives for the production or use of renewable fuels; however, remaining tax incentives remain in force.
Liquidity and Capital Resources
Estimated Sources of Funds
     The following schedule sets forth estimated sources of funds to build our ethanol plant near Gibson City, Illinois. This schedule could change in the future depending on whether we receive additional grants.

Sources of Funds		Percent
Offering Proceeds (1)	$64,630,000	38.93%
Seed Capital Proceeds (2)	$1,425,000	0.86%
Grants (3)	$120,000	0.07%
Senior Debt Financing (4)	$99,825,000	60.14%

Total Sources of Funds	$166,000,000	100.00%

(1)	We received proceeds for approximately $64,630,000 in our registered offering and issued 12,926 registered units to our investors.

(2)	We have issued a total of 855 units to our seed capital investors in exchange for proceeds of $1,425,000.

(3)	We have received $20,000 from the Illinois Corn Marketing Board. In addition, we received a USDA Rural Business Co-operative Service Value Added Producer Grant in the amount of $100,000, which is to be used for start-up costs.

(4)	The amount of senior debt financing may be adjusted depending on the amount of grants we are able to obtain. On September 20, 2007, we closed our debt financing with First National Bank of Omaha. Our senior credit facility is in the amount of $111,000,000, consisting of a construction note of up to $100,000,000, a $10,000,000 revolving line of credit, up to $1,000,000 in letters of credit.
Estimated Uses of Proceeds
     The following table reflects our estimate of costs and expenditures for the ethanol plant to be built near Gibson City, Illinois. These estimates are based on discussions with Fagen, Inc., our design-builder. The following figures are intended to be estimates only, and the actual use of funds may vary significantly from the descriptions given below due to a variety of factors described elsewhere in this report.
     Estimate of Costs as of the Date of this Report.

		Percent of
Use of Proceeds	Amount	Total
Plant construction	$120,000,000	72.29%
Land & site development costs	8,937,064	5.38%
Railroad	1,980,000	1.19%
Fire protection & water supply	10,179,000	6.13%
Administrative building	500,000	0.30%
Office equipment	90,000	0.05%
Computers, software, network	175,000	0.11%
Construction insurance costs	125,000	0.08%
Construction contingency	1,869,436	1.13%
Capitalized interest	3,000,000	1.81%
Rolling stock	460,000	0.28%
Start up costs:
Financing costs	1,218,000	0.73%
Organization costs	1,616,500	0.97%
Pre-production period costs	850,000	0.51%
Inventory — spare parts — process equipment	500,000	0.30%
Working capital	6,500,000	3.92%
Inventory — corn	2,250,000	1.36%
Inventory — chemicals and ingredients	200,000	0.12%
Inventory — ethanol and DDGS	5,550,000	3.34%
Total	$166,000,000	100%
     We have increased our estimated uses of proceeds by approximately $4.5 million from our initial estimates mainly as a result of increases in the cost of labor and materials necessary to construct the plant. Our use of proceeds is measured from our date of inception. As such, we have already incurred some of the related expenditures.
Financial Results
     As of October 31, 2007, we have total assets of $65,671,169 consisting primarily of cash and cash equivalents and property and equipment. We have current liabilities of $1,937,492 consisting primarily of accounts payable and notes payable. Total members’ equity as of October 31, 2007 was $63,733,677. Since our inception, we have generated no revenue from operations. From inception to October 31, 2007, we had an accumulated deficit of $1,234,268.
     Based on our business plan and current construction cost estimates, we believe the total project will cost approximately $166,000,000. We raised approximately $64,630,000 through our registered offering which closed on November 7, 2007. We closed our debt financing on September 20, 2007 with First National Bank of Omaha. Our debt financing consists of an $100,000,000 construction loan, a $10,000,000 revolving line of credit, and $1,000,000 in letters of credit.
Critical Accounting Estimates
     Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. On an on-going basis, management evaluates its estimates and judgments, including those relating to accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experiences and on other various factors that it believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements.
Employees
     We currently have two full-time employees. See “DESCRIPTION OF BUSINESS — Employees.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
One Earth Energy, LLC
Gibson City, Illinois
We have audited the accompanying balance sheet of One Earth Energy, LLC as of October 31, 2007 and the related statements of operations, changes in members’ equity, and cash flows for the year ended October 31, 2007 and for the periods from inception (November 28, 2005) to October 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of One Earth Energy, LLC as of October 31, 2007, and the results of their operations and their cash flows for the year ended October 31, 2007 and for the periods from inception (November 28, 2005) to October 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.
Certified Public Accountants
Minneapolis, Minnesota
January 28, 2008

ITEM 7. FINANCIAL STATEMENTS.
ONE EARTH ENERGY, LLC
(A Development Stage Company)
Balance Sheet

October 31,
ASSETS	2007

Current Assets
Cash and cash equivalents	$37,581,420
Prepaid expenses and other current assets	53,024

Total current assets	37,634,444

Property and Equipment
Land	869,687
Office equipment	17,944
Construction in process	25,978,404

26,866,035
Less accumulated depreciation	(3,247)

Net property and equipment	26,862,788

Other Assets
Financing costs	1,173,937

Total Assets	$65,671,169

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Accounts payable	$95,645
Construction payable	359,747
Construction payable — retainage	375,077
Accounts payable — rescinders	45,353
Accrued expenses	10,900
Accrued interest — related parties	40,770
Notes payable — related parties	1,010,000

Total current liabilities	1,937,492

Commitments and Contingencies

Members’ Equity
Member contributions, 13,781 units authorized and outstanding	64,967,945
Deficit accumulated during development stage	(1,234,268)

Total members’ equity	63,733,677

Total Liabilities and Members’ Equity	$65,671,169

Notes to Financial Statements are an integral part of this Statement.

ONE EARTH ENERGY, LLC
(A Development Stage Company)
Statements of Operations

	Year Ended	From Inception	From Inception
	October 31,	(November 28, 2005)	(November 28, 2005)
	2007	to October 31, 2006	to October 31, 2007

Revenues	$—	$—	$—

Operating Expenses
Preproduction startup costs	73,674	271,652	345,326
Professional fees	355,086	156,434	511,520
General and administrative	255,367	163,581	418,948

Total	684,127	591,667	1,275,794

Operating Loss	(684,127)	(591,667)	(1,275,794)

Other Income (Expense)
Grant income	89,078	20,000	109,078
Other income	—	5,000	5,000
Interest income	20,388	26,369	46,757
Interest expense	(119,309)	—	(119,309)

Total	(9,843)	51,369	41,526

Net Loss	$(693,970)	$(540,298)	$(1,234,268)

Weighted Average Units Outstanding — Basic and Diluted	888	622	760

Net Loss Per Unit — Basic and Diluted	$(781)	$(869)	$(1,624)

Notes to Financial Statements are an integral part of this Statement.

ONE EARTH ENERGY, LLC
(A Development Stage Company)
Period from November 28, 2005 (Date of Inception) to October 31, 2007
Statement of Changes in Members’ Equity

Balance — November 28, 2005 (Date of Inception)	$—

Capital contributions - 855 units, $1,666.67 per unit, February 2006	1,425,000

Costs of raising capital	(530)

Net loss for the period from inception to October 31, 2006	(540,298)

Balance — October 31, 2006	884,172

Capital contributions - 12,924 units, $5,000 per unit, October 2007	64,620,000

Unit subscriptions receivable	(252,500)

Units exchanged for lease agreement, 2 units, $5,000 per unit, October 2007	10,000

Costs of raising capital	(834,025)

Net loss for the year ended October 31, 2007	(693,970)

Balance — October 31, 2007	$63,733,677

Notes to Financial Statements are an integral part of this Statement.

ONE EARTH ENERGY, LLC
(A Development Stage Company)
Statements of Cash Flows

	Year Ended	From Inception	From Inception
	October 31,	(November 28, 2005)	(November 28, 2005)
	2007	to October 31, 2006	to October 31, 2007
Cash Flows from Operating Activities
Net loss	$(693,970)	$(540,298)	$(1,234,268)
Adjustments to reconcile net loss to net cash from operations:
Depreciation	2,675	572	3,247
Land option expired	17,000	—	17,000
Change in assets and liabilities
Prepaid expenses	(19,983)	(33,041)	(53,024)
Accounts payable	43,160	10,096	53,256
Accrued expenses	10,900	961	10,900
Accrued interest — related parties	39,809	—	40,770

Net cash used in operating activities	(600,409)	(561,710)	(1,162,119)

Cash Flows from Investing Activities
Payments for land options	(10,000)	(37,000)	(47,000)
Payments for purchase of land	(839,687)	—	(839,687)
Capital expenditures	(11,077)	(6,867)	(17,944)
Payments for construction in progress	(25,225,229)	—	(25,225,229)

Net cash used in investing activities	(26,085,993)	(43,867)	(26,129,860)

Cash Flows from Financing Activities
Payments for financing costs	(1,173,937)	—	(1,173,937)
Payments for deferred offering costs	(598,073)	(212,444)	(810,517)
Payments due to rescinders	45,353	—	45,353
Member contributions	64,377,500	1,425,000	65,802,500
Proceeds from short term loans — related parties	1,010,000	—	1,010,000

Net cash provided by financing activities	63,660,843	1,212,556	64,873,399

Net Increase in Cash and Cash Equivalents	36,974,441	606,979	37,581,420

Cash and Cash Equivalents — Beginning of Period	606,979	—	—

Cash and Cash Equivalents — End of Period	$37,581,420	$606,979	$37,581,420

Supplemental Cash Flow Information

Cash paid for interest, including amount capitalized of $26,517	$105,056	$—	$105,056

Supplemental Disclosure of Noncash
Investing and Financing Activities

Member unit recissions in accounts payable	$45,353	$—	$45,353

Construction costs included in accounts payable	$753,175	$—	$753,175

Deferred offering costs included in accounts payable	$24,038	$70,462	$24,038

Deferred offering costs offset against member contributions	$834,025	$530	$834,555

Deposit applied to land purchase	$30,000	$—	$30,000

ONE EARTH ENERGY, LLC
(A Development Stage Company)
Notes to Financial Statements
October 31, 2007
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
One Earth Energy, LLC (an Illinois Limited Liability Company) was organized in November 2005 to pool investors to build a 100 million gallon annual production ethanol plant near Gibson City, Illinois. Construction is anticipated to take 18-21 months with expected completion during the summer of 2009. As of October 31, 2007, the Company is in the development stage with its efforts being principally devoted to plant construction and organizational activities.
Fiscal Reporting Period
The Company adopted a fiscal year ending October 31 for reporting financial operations. During 2007, the Company amended its operating agreement and changed its fiscal year end to December 31.
Accounting Estimates
Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company maintains its accounts at two financial institutions. At times throughout the year, the Company’s cash and equivalents balances may exceed amounts insured by the Federal Deposit Insurance Corporation. Cash in money market accounts is not federally insured. At October 31, 2007, money market funds totaled approximately $37,647,000. The Company does not believe it is exposed to any significant credit risk on its cash and cash equivalents.
Deferred Offering Costs
The Company deferred the costs incurred to raise equity financing until that financing occurred. In October 2007, the issuance of new equity occurred and costs of approximately $835,000 were netted against the proceeds received.
Deferred Financing Costs
Costs related to the Company’s debt financing discussed in Note 4 have been capitalized as incurred. The Company will amortize these costs over the term of the loan using the effective interest method. There were no amortization expenses related to deferred financing costs in fiscal 2007 or 2006.
Property and Equipment
Property and equipment are stated at cost. Depreciation is provided over an estimated useful life by use of the straight line depreciation method. Maintenance and repairs is expensed as incurred; major improvements and betterments are capitalized. Interest is currently being capitalized during the construction period.
Asset Impairment
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate

ONE EARTH ENERGY, LLC
(A Development Stage Company)
Notes to Financial Statements
October 31, 2007
that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the assets; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.
Recoverability is assumed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use of the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.
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
Fair Value of Financial Instruments
The carrying value of cash and cash equivalents, accounts payable, and construction payables approximates their fair value.
It is not currently practicable to estimate the fair value of the related party notes payable. Because these agreements contain certain unique terms and restrictions, as discussed in Note 4, there are no readily determinable similar instruments on which to base an estimate of fair value.
Environmental Liabilities
The Company’s operations are subject to various environmental laws and regulations. The Company has adopted policies, practices, and procedures in the areas of pollution control, occupational health, and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the liability, if any, which could result from failure in any of these areas. Environmental liabilities are recorded when the liability is probable and the future costs can reasonably estimated.
Capitalized Interest
The Company’s policy is to capitalize interest cost incurred on debt during the construction of major projects exceeding one year as guided by SFAS 34, Capitalization of Interest Costs. During fiscal year 2007, approximately $27,000 of incurred interest cost was capitalized to property and equipment.
Net Loss per Unit
Basic net loss per unit is computed by dividing net loss by the weighted average number of members’ units outstanding during the period. Diluted net loss per unit is computed by dividing net loss by the weighted average number of members’ units and members’ unit equivalents outstanding during the period. There were no member unit equivalents outstanding during the periods presented; accordingly, for all periods presented, the Company’s basic

ONE EARTH ENERGY, LLC
(A Development Stage Company)
Notes to Financial Statements
October 31, 2007
and diluted net loss per unit are the same.
Recently Issued Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The statement is effective for financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2007. It is effective for non-financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2008. The Company is currently evaluating the effect that the adoption of SFAS 157 will have, if any, on its results of operations, financial position and related disclosures, but does not expect it to have a material impact on the financial statements.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities, which included an amendment to FASB 115. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company is in the process of evaluating the effect, if any, that the adoption of SFAS No.159 will have on its results of operations and financial position.
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
In June 2007, the Company filed an amendment to their Form SB-2 Registration Statement with the SEC. The new Offering was for a minimum of 12,891 units and up to 14,000 units at $5,000 per unit for minimum proceeds of $64,455,000 and maximum offering proceeds of $70,000,000, before any costs of raising capital. An investor was required to purchase a minimum of five units. As a result of the amendments to the amended and restated operating agreement as required by the Farmers Energy One Earth agreement (discussed below), the separate classes of units were eliminated and the Company now has one class of units. Income and losses are allocated to all members based upon their respective percentage units held.
In May 2007, the Company entered into a non-binding agreement with Farmers Energy One Earth, LLC (Farmers Energy), a subsidiary of Rex Stores Corporation, whereby Farmers Energy agreed to purchase a minimum of 7,011 units for a minimum purchase price of $35,055,000 and a maximum of 12,491 units for a maximum purchase price of $62,455,000. The actual number of units purchased by Farmers Energy was dependent upon the number and amount of rescissions resulting from our rescission offer and the total number of new subscribers. Farmers Energy has the right to appoint a majority of the board members of the Company.
In July 2007, the Company conducted a rescission offer with the current subscribers due to the Company changing the terms of the initial public offering. As of October 31, 2007, 171 subscribers with 2,602 units chose to withdraw their subscriptions and have their deposits returned totaling $1,330,500 plus interest. As of October 31, 2007, 5 subscribers had not yet received their deposits plus interest totaling approximately $43,000 and Farmers Energy was owed $2,000 for a partial unit. On October 31, 2007, after meeting the terms of the escrow agreement, the Company terminated its escrow account and the offering proceeds were released to the Company and on November 7, 2007, they closed the public offering. As of October 31, 2007, the Company had issued 12,924 units totaling $64,620,000

ONE EARTH ENERGY, LLC
(A Development Stage Company)
Notes to Financial Statements
October 31, 2007
as a result of this amended offering. As a result of the Company not exceeding 500 members, it elected to deregister with the Securities and Exchange Commission using Form 15, which suspends future reporting requirements other than this filing.
In October 2007, the Company issued 2 units totaling $10,000 to two individuals as an inducement for the individuals to allow an easement on their land.
3. NOTES PAYABLE
The Company entered into promissory notes that allow the Company to draw up to $210,000 from each of its five seed capital investors, totaling $1,010,000, to be used as operating capital. Interest shall accrue on amounts advanced at the rate of 9% per annum. All outstanding principal and interest outstanding shall be paid no later than 30 days after the Company breaks escrow on its equity offering. As of October 31, 2007, the Company has an outstanding principal balance of $1,010,000 with an additional $40,770 in accrued interest, all of which was subsequently paid in November 2007.
4. DEBT FINANCING
In September 2007, the Company entered into a $111,000,000 financing agreement consisting of a construction loan agreement for $100,000,000 together with a $10,000,000 revolving loan and a $1,000,000 letter of credit with First National Bank of Omaha (the “Bank”). During the construction period, the Company will be required to make interest payments quarterly on the outstanding principal amount at a variable interest rate equal to the three month London Inter-Bank Offer Rate (LIBOR) plus 310 basis points on the note date and at the three month LIBOR rate plus 600 basis points after the conversion to a term note. The notes are secured by all of the Company’s assets. The Company is also subject to certain financial covenants in connection with the notes. On November 15, 2007, the Company entered into an interest rate swap agreement with the Bank (as required under the loan agreement) in order to change the interest rate on some of the anticipated borrowings from a variable rate to a fixed rate. The Company has paid approximately $1,174,000 in financing costs.
In addition, the Company entered into various loan agreements in May 2007 with Farmers Energy pursuant to which Farmers Energy agreed to provide the Company with interim financing of $6,500,000 to enable the Company to proceed with the project until it is able to close on the debt financing. In exchange for the interim financing, the Company provided Farmers Energy with a security interest in all of its assets. Interest accrued on amounts advanced at the rate of 9% per annum. On October 31, 2007, the Company broke escrow and paid the principal balance of $6,500,000 in addition to approximately $118,800 in accrued interest.
5. GRANT
The Company was awarded a $100,000 Value-Added Producer Grant from the United States Department of Agriculture. The Company will match the grant funding with an amount equal to $100,000. The matching funds will be spent at a rate equal to or in advance of grant funds, with the expenditure of matching funds not to occur until the date the grant began, which was January 24, 2007. The funding period for the grant concluded on December 31, 2007. The grant funds and matching funds were only be used for the purposes stated with in the grant budget. As of October 31, 2007, the Company incurred approximately $86,578 of expenses reimbursable by the grant which has been received.
6. RELATED PARTY TRANSACTIONS
The Company compensates its board members and general managers with a per diem of $100 per board meeting and equity drive meeting attended. For the period from inception to October 31, 2007, the Company has incurred such costs totaling approximately $57,350.

ONE EARTH ENERGY, LLC
(A Development Stage Company)
Notes to Financial Statements
October 31, 2007
See discussion of notes payable to related parties in Note 3.
7. INCOME TAXES
The differences between financial statement basis and tax basis of assets are estimated approximately as follows:

October 31, 2007
Financial statement basis of assets	$65,671,169
Plus: organization and start-up costs capitalized	1,146,000

Income tax basis of assets	$66,817,169

There were no differences between the financial statement basis and tax basis of the Company’s liabilities.
8. COMMITMENTS AND CONTINGENCIES
Plant Construction
The total cost of the project, including the construction of the ethanol plant and start-up expenses, is expected to approximate $166,000,000. The Company has entered into a design-build contract with Fagen, Inc. for the design and construction of the proposed ethanol plant for $120,216,500, exclusive of any change orders the Company may approve. The Company paid a $1,000,000 non-refundable commitment fee which was credited against the contract price upon the acceptance of the notice to proceed. The Company issued a notice to proceed to Fagen, Inc on October 18, 2007. In addition, Fagen, Inc. agreed to have the project substantially complete within 635 days after (July 14, 2009) the date of the notice to proceed. The Company expects final completion will be finished within 90 days after substantial completion. In connection with the agreement with Fagan, Inc., the Company paid $20,000,000 for mobilization.
In September 2007, the Company entered into an engineering preconstruction plan agreement with an unrelated company to construct the gas main extension and for a detailed engineering study. The Company will be required to make an initial deposit of approximately $290,000 in the first quarter of fiscal 2008. The agreement can be terminated by the Company at any time upon 10 days prior written notice and can be terminated by the other party within 15 days of completing the engineering study or within 10 days if the Company fails to timely pay the down payment, deposit and/or additional deposits. As of October 31, 2007, the Company has incurred approximately $87,000 under this agreement.
Land and land options
The Company has purchased four adjacent parcels of real estate in Ford County near Gibson City, Illinois as the site for the construction of their proposed ethanol plant.
In February 2006, the Company entered into a contract with an unrelated party to have the option to purchase approximately 10 acres of land in Ford County, Illinois, for approximately $100,000. The Company paid $10,000 for this option. In April 2007, the Company purchased these acres for a total of approximately $100,000 to which the $10,000 option price was applied. Additionally, in July 2007, the Company purchased 6 additional acres also in Ford County, Illinois with this same unrelated party for a total of approximately $48,000. These sites are adjacent to the following three parcels in Ford County.
In April 2006, the Company entered into a contract with an unrelated party to have the option to purchase approximately 34 acres of land in Ford County, Illinois, until April 2007 and extended to June 2007. Because the Company exercised this option the firm purchase price for the property shall be $14,000 per acre. In June 2007, the

ONE EARTH ENERGY, LLC
(A Development Stage Company)
Notes to Financial Statements
October 31, 2007
Company exercised the option and purchased this land for approximately $476,000 to which the $10,000 option price was applied.
In April 2006, the Company entered into a contract with an unrelated party to have the option to purchase approximately 40 acres of land in Ford County, Illinois, for $5,600 per acre. In May 2007, the Company exercised the option and purchased this land for approximately $224,000 to which the $10,000 option price was applied.
In November 2006, the Company entered into a contract with unrelated parties to have the option to purchase a minimum of 2 acres of land in Ford County, Illinois, for $20,000 per acre until November 2007. The Company paid $10,000 for this option, which was expensed in October 2007 when the Company decided the land would not be purchased.
In June 2007, the Company entered into a contract with a related party to exchange approximately 5 acres of land in Ford County for $2,112, the difference in the valuation of the property.
In March 2006, the Company entered into a contract with an unrelated party to have the option to purchase approximately 81 acres of land in Champaign County, Illinois, for $1,498,500, until March 2007. The Company paid $7,000 for this option, which was expensed when the option expired on March 13, 2007.
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
In May 2006, the Company entered into a consulting agreement for assistance in negotiating contracts and equity marketing activities. The Company paid a total of $150,000 in satisfaction of this commitment and an additional $18,000 for consulting services which were also provided. The consulting company will provide on site consulting services for which it will be paid up to $1,500 per week plus reimbursement of expenses up to $1,000 per week.
Ethanol Marketing Contract
In September 2006, the Company entered into an ethanol marketing contract with an unrelated party (marketer). Under the terms of the agreement, the marketer will purchase all of the Company’s ethanol production during the term of the contract. The Company will pay a fee of $0.0075 per net gallon of ethanol for the marketer’s services during the term of the contract. Additionally, the Company is also required to share with the marketer the additional profits derived from the marketer’s gains on swaps and exchanges. The contract will continue for three years following the first day of ethanol production, with automatic renewals under an evergreen clause for one year at the end of each two year term unless the Company provides written notice of at least four months prior to the end of the initial term.
Distillers Grains Marketing Contract
In November 2006, the Company entered into a marketing agreement with a company for the purpose of marketing and selling all the distillers grains the Company produces. The initial term of the agreement is three years, commencing on the date the plant begins operations and shall remain in effect until terminated by either party at its unqualified option, by providing written notice of not less than 90 days to the other party.

ONE EARTH ENERGY, LLC
(A Development Stage Company)
Notes to Financial Statements
October 31, 2007
Railroad Contract
In June 2007, the Company entered into a design/build agreement with an unrelated company for the installation of a rail system for the plant. The Company agreed to pay a fee of $1,636,800 in exchange for the design and construction of the rail system.
Installation Contract
In August 2007, the Company entered into an agreement with an unrelated company for the installation of soil reinforcing elements for the plant. The Company agreed to pay a lump sum fee of $367,000 in exchange for services under the agreement.
Lease agreements
In October 2007, the Company entered into an agreement with an unrelated party to lease land for ninety-nine years for a water line. The Company agreed to pay $99,000 in four installments of $20,000 each due on January 1st of 2008, 2009, 2010 and 2011 and $19,000 due on January 1st, 2012. In addition to the rent, the two land owners were each issued one membership unit.
In October 2007, the Company entered into agreements with two unrelated parties to lease a strip of land for fifty years for the installation of a water line. The Company agreed to pay $4,500 and $15,000 to the two individuals, which covered the entire lease period. In addition, the Company agreed to pay a real estate finder’s fee of $10,000 to an unrelated party upon the agreement’s execution.
Subsequent Event
On December 26, 2007, the Company entered into a design/build construction contract with an unrelated party to furnish all of the materials and perform all of the work necessary for the design, supply, and installation of a complete auger cast pile system to support the concrete grain storage and concrete distillers grain storage for the plant. The Company agreed to pay a lump sum price of approximately $1,070,000 subject to any change orders agreed upon by both parties. The Company made a down payment of approximately $107,000 at the time the contract was signed.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     Boulay, Heutmaker, Zibell & Co., P.L.L.P. has been our independent registered public accountants since our inception and is the Company’s independent accountants at the present time. We have had no disagreements with our accountants.
ITEM 8A. CONTROLS AND PROCEDURES.
     Our management, including our President and Principal Executive Officer, Steve Kelly, along with our Treasurer and Principal Financial and Accounting Officer, Jack Murray, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended) as of October 31, 2007. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
     Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of October 31, 2007 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
ITEM 8B. OTHER INFORMATION.
     None.
PART III.
ITEM 9. DIRECTORS; EXECUTIVE OFFICERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
Identification of Directors, Executive Officers and Significant Employees
     The following table shows the directors and officers of One Earth Energy:

Name	Age	Position	Address
Scott Docherty	45	Chairman/ Director	400 East Bodman Bement, IL 61813
Joseph Thompson	48	Vice President/ Director	49 Deer Run Place Monticello, IL 61856
Jack Murray	51	Secretary /Treasurer / Director	2607 County Rd 1000E Champaign, IL 61822
Bruce Bastert	50	Director	100 W Thomas PO Box 155 Ludlow, IL 60949
Roger Miller	54	Director	1 S Calhoun PO Box E Tolono, IL 61880
Zafar Rizvi	57	Director	2875 Needmore Road Dayton, Ohio 45414
Steve Kelly	51	President	1306 West 8th St Gibson City, IL 60936

Business Experience of Directors and Officers
     The following is a brief description of the business experience and background of our officers and directors.
          Scott Docherty, Chairman and Director, Age 45. Mr. Docherty is the general manager of Topflight Grain Coop and has been since June 2004. Topflight Grain Coop is farmer owned with 17 elevators in 5 counties. Prior to accepting the general manager position, he was a merchandiser for Topflight Grain Coop from 1998 until May 2004. Docherty also serves as a director for United Prairie, LLC which is an agronomy and fertilizer warehouse company owned by Topflight Grain Coop and Grand Prairie Coop of Tolono, IL. Mr. Docherty has served as a director since our inception.
          Joseph Thompson, Vice President and Director, Age 48. Mr. Thompson has been the general manager of Alliance Grain Company since September 1, 2007. Before becoming the general manager, Mr. Thompson was employed as the controller of Alliance Grain Co. from June 1999 to September 1, 2007. He was the Ag Finance Manager for Piatt Service from May 1995 to June 1999. Mr. Thompson received his bachelor of science in accounting from Illinois College in Jacksonville, Illinois.
          Jack Murray, Secretary / Treasurer and Director, Age 51. Mr. Murray runs a farming operation in Champaign, IL and has done so since May of 1978. He also serves as president of the Fisher Farmers Grain and Coal Co, having served on that board for a total of nineteen years. Mr. Murray has served as a director since our inception.
          Bruce Bastert, Director, Age 50. Mr. Bastert is the general manager of Ludlow Cooperative Elevator Company, a cooperative grain company with 7 facilities in Champaign, Ford, and Iroquois, Illinois. In addition, Mr. Bastert serves on the board of directors of the Grain and Feed Association of Illinois. Previously he has worked in the grain industry as general manager, commodity risk management consultant, terminal manager, merchandiser, and in corn origination, risk management, logistics, and co-product sales for a processing plant. He is an Agricultural Industries graduate of the University of Illinois. Mr. Bastert has been a director since April 2006.
          Roger Miller, Director, Age 54. Mr. Miller has served as the general manager of Grand Prairie Coop, Inc since 1993. This agricultural business is a licensed grain dealer and warehouse that handles corn, soybeans and wheat in east central Illinois. Grand Prairie has twelve locations in Champaign and Piatt Counties. Miller has also held the position of President of the Managers Group (Directors) of United Prairie LLC for the past eight years. He is also a Director of the Champaign County Farm Bureau Foundation.
          Zafar Rizvi,Director, Age 57. Zafar Rizvi has been a director of One Earth Energy, LLC since June 2007. Mr. Rizvi is a Vice-President of REX Stores Corporation (NYSE:RSC). Mr. Rizvi also serves as the President of Farmers Energy Incorporated, a wholly owned subsidiary of REX Stores Corporation. Currently, Mr. Rizvi serves on the board of directors of several developmental stage ethanol companies. Mr. Rizvi holds a B.A. in Economics from Punjab University in Pakistan, an H.N.D. in Business Studies from City of London Polytechnic in England and an M.B.A. from the University of Phoenix.
Business Experience of Significant Employees
          Steven Kelly, President/General Manager, Age 51. Mr. Kelly has been employed as our general manager since September 2007. Mr. Kelly was the General Manager of Alliance Grain Co. and has been since January 1988. Alliance Grain is a locally owned cooperative that has 12 elevators in 11 separate communities. Kelly also serves as General Manager for the Bloomer Shippers Connecting Railroad. The Bloomer Line Railroad operates 45 miles of track within the Alliance Grain Co. territory. Mr. Kelly served as a director of One Earth Energy from our inception until September 2007 when he became employed by the Company.

Code of Ethics
     Our Board of Directors has adopted a code of ethics that applies to our principal executive officer, Steve Kelly, and our principal financial officer, Jack Murray. Each of these individuals signed an acknowledgment of his receipt of our code of ethics. We have filed a copy of our code of ethics with the Securities and Exchange Commission by including the code of ethics as Exhibit 14.1 herewith.
     Any person who would like a copy of our code of ethics may contact the company at (217)784-4284. Upon request we will provide copies of the code of ethics at no charge to the requestor.
Identification of Audit Committee
     In January 2008, the board of directors appointed an Audit Committee consisting of our directors Joe Thompson, Jack Murray, Zafar Rizvi and Roger Miller. Joe Thompson is serving as our chairman of our audit committee.
Audit Committee Financial Expert
     Our board of directors has determined that we do not currently have an audit committee financial expert serving on our audit committee. We do not have an audit committee financial expert serving on our audit committee because no member of our board of directors has the requisite experience and education to qualify as an audit committee financial expert as defined in Item 401 of Regulation S-B and the board has not yet created a new director position expressly for this purpose. Our board of directors intends to consider such qualifications in future nomination to our board and appointments to the audit committee.
ITEM 10. EXECUTIVE COMPENSATION.
Compensation of Named Executive Officers and Directors
     Scott Docherty is currently serving as our chairman. Joe Thompson is serving as our Vice President and Jack Murray is our treasurer and secretary. As of September 1, 2007, we entered into an employment arrangement with Steve Kelly. Mr. Kelly is serving as our general manager/president on a full-time basis. As of October 31, 2007, we have paid Mr. Kelly a total of $28,333.33 for his services as our president.
     Summary Compensation Table. The following table summarizes all compensation paid or payable by the Company during the last two fiscal years to our President.

				Non-Equity
				Incentive Plan
Name and				Compensation	All Other
Principal Position	Year	Salary	Option Awards	Earnings	Compensation	Total
Steve Kelly Principal Executive Officer	Fiscal Year 2007	$28,333.33	$0	$0	$0	$28,333.33
	Fiscal Year 2006	$0	$0	$0	$0	$0
     The following table sets forth all compensation paid or payable by the Company during the last fiscal year to our directors.

	Fees Earned or Paid	All Other
Name	in Cash	Compensation	Total
Jack Murray	$1,500	$0	$1,500
Patrick Feeney	$1,350	$0	$1,350
Cary Hinton	$1,350	$0	$1,350
Robert Landau	$2,200	$0	$2,200
Patrick Quinlan	$1,750	$0	$1,750
Steve Hettinger	$250	$0	$250
Rick Nelson	$800	$0	$800
Gene Shields	$650	$0	$650
Richard Larimore	$600	$0	$600
Byron Jones	$400	$0	$400
     We compensate our board members and officers $100 per board meeting they attend. We do not have any other compensation arrangements with our directors and officers. Patrick Feeney, Cary Hinton, Robert Landau, Patrick Quinlan, Steve Hettinger, Rick Nelson, Gene Shields, Richard Larimore, and Byron Jones all served as directors on our board until we reduced the size of our board of directors as a part of our rescission offering and post-effective amendment and because some of the directors were serving as alternates. In the future, we may enter into employment agreements with our officers or other employees that we may hire.
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS.
Security Ownership of Certain Beneficial Owners
     As of October 31, 2007 we had the following persons or entities known by us to be the beneficial owners of more than 5% of the outstanding units:

		Amount and nature of
Title of Class	Name (1)	beneficial owner	Percent of Class
Membership Units	Farmers Energy One Earth, LLC	10,154 units	73.68%

(1)	The address of the beneficial owner is deemed to be the same address indicated in Item 9.
Security Ownership of Management
     As of October 31, 2007, our directors and officers owned membership units as follows:

		Amount and Nature
	Name and Address of	of Beneficial
Title of Class	Beneficial owner(1)	Ownership	Percent of Class
Membership Units	Steve Kelly	10 units	0.07%
Membership Units	Jack Murray(2)	226 units	1.64%
Membership Units	Bruce Bastert(3)	177 units	1.28%
Membership Units	Roger Miller	5 units	0.04%
Membership Units	Zafar Rizvi(4)	10,154 units	73.68%
All Directors and Officers as a Group:		10,572 Units	76.71%

(1)	The address of the beneficial owner is deemed to be the same address indicated above.

(2)	171 units are owned by Fisher Farmers, 20 units are owned by Keith Farms, 5 units are owned by JN & JM Farms and 20 units are owned by Murray Farms. Our director, Jack Murray is a principal of Fisher Farmers, Keith Farms, JN & JM Farms and Murray Farms.

(3)	171 units are owned by Top Flight Grain Cooperative. Our director, Bruce Bastert is a cooperative owner of Top Flight Grain Cooperative.

(4)	Units are owned by Farmers Energy One Earth, LLC. Zafar Rizvi, our director, is a principal in Farmers Energy One Earth, LLC.
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
Certain Relationships and Related Transactions
     Since our inception, we have engaged in transactions with two related parties. Should we engage in any such transactions in the future, all such arrangements will be on terms no more favorable to the related parties than generally afforded to non-affiliated parties in a similar transaction.
Alliance Grain Company
     Alliance Grain Company is one of our seed capital members and pursuant to our second amended and restated operating agreement, it has the right to appoint one member of our board of directors. On June 27, 2007, we entered into an exchange agreement with Alliance Grain Company. Pursuant to this agreement, we exchanged approximately $2,000 and 5.0 acres of real estate located in Ford County, Illinois, for approximately 5.4 acres of real estate owned by Alliance Grain Company valued at approximately $34,000 located near our site in Ford County, Illinois. In addition, we are in the process of negotiating a grain handling agreement with Alliance Grain Company.
Farmers Energy One Earth, LLC (FEI)
     FEI is our majority member. In addition, FEI has the right to appoint up to six members of our board of directors. However, regardless of the number of directors actually appointed by FEI, it has the right to a majority of the available director votes so long as FEI holds a majority of our membership units. FEI has appointed Zafar Rizvi to our board of directors.
     In June 2007, we executed a promissory note with FEI where we agreed to borrow up to $6,500,000 from FEI and we promised to repay the loan with interest at the rate of nine percent per year. The promissory note was secured by mortgages on all of our real property and a security agreement that covered substantially all of our assets that were not covered by the mortgages. We have repaid the note in full.
Director Independence
     Our independent directors are Bruce Bastert and Roger Miller. Our directors that are not independent are Joe Thompson, Scott Docherty, Jack Murray and Zafar Rizvi. The determination of independence is made by reference to NASDAQ rule 4200 and 4350. Joe Thompson, Scott Docherty and Jack Murray are not considered independent in that they are serving as our executive officers. Zafar Rizvi is not considered independent in that he is a principal of our majority member.
     Audit Committee
     Our board of directors appointed an audit committee consisting of Joe Thompson, Jack Murray, Zafar Rizvi and Roger Miller. The audit committee is exempt from independence listing standards because our securities are not listed on a national securities exchange or listed in an automated inter-dealer quotation system of a national securities association or to issuers of such securities. Nevertheless, Roger Miller is independent within the definition of independence provided by NASDAQ rules 4200 and 4350. Joe Thompson and Jack Murray are not considered independent in that they are serving as executive officers. Zafar Rizvi is not considered independent in that he is a principal of our majority member.
     Compensation Committee

     Jack Murray, Bruce Bastert, Roger Miller, Zafar Rizvi, Scott Docherty and Joe Thompson serve as our compensation committee. Bruce Bastert and Roger Miller are considered independent within the definition of independence provided by NASDAQ rules 4200 and 4350. For the reasons set forth above, Jack Murray, Zafar Rizvi and Joe Thompson are not considered independent.
     Nominating Committee
     Roger Miller, Scott Docherty, Jack Murray, Joe Thompson, Bruce Bastert, and Zafar Rizvi serve as our nominating committee. Roger Miller and Bruce Bastert are considered independent within the definition of independence provided by NASDAQ rules 4200 and 4350. For the reasons set forth above, Scott Docherty, Jack Murray, Joe Thompson and Zafar Rizvi are not considered independent.
ITEM 13. EXHIBITS.
     The following exhibits are filed as part of, or are incorporated by reference into, this report:

Exhibit No.	Description	Method of Filing
10.1	Construction Loan Agreement dated September 20, 2007 between One Earth Energy, LLC and First National Bank of Omaha	*

10.2	Construction Notes dated September 20, 2007 between One Earth Energy, LLC and First National Bank of Omaha; Deere Credit, Inc.; Farm Credit Services of America; Quad City Bank and Trust; Citizens First National Bank; CoBank; Capital Farm Credit; Busey Bank; Farm Credit Services; Transamerica Occidental Life Insurance Company; and, First Indiana Bank	*

10.3	Revolving Promissory Notes dated September 20, 2007 between One Earth Energy, LLC and First National Bank of Omaha; First Indiana Bank; Citizens First National Bank; Deere Credit, Inc.; and, CoBank	*

10.4	Promissory Note and Continuing Letter of Credit Agreement dated September 20, 2007 between One Earth Energy, LLC and First National Bank of Omaha	*

10.5	Construction Loan Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement dated September 20, 2007 between One Earth Energy, LLC and First National Bank of Omaha	*

10.6	Security Agreement dated September 20, 2007 between One Earth Energy, LLC and First National Bank of Omaha	*

10.7	Design/Build Construction Contract dated December 26, 2007 between One Earth Energy, LLC and Hogenson Construction Company	*

14.1	Code of Ethics	*

31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	*

31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	*

32.1	Certificate Pursuant to 18 U.S.C. § 1350	*

32.2	Certificate Pursuant to 18 U.S.C. § 1350.	*

(*)	Filed herewith.

(+)	Material has been omitted pursuant to a request for confidential treatment and such materials have been filed separately with the Securities and Exchange Commission.
     ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
     The aggregate fees billed by the principal independent registered public accountants (Boulay, Heutmaker, Zibell & Co. P.L.L.P.) to the Company for the fiscal year ended October 31, 2007, and the fiscal year ended October 31, 2006 are as follows:

Category	Year	Fees
Audit Fees(1)	2007 2006	$86,000 $69,000
Audit-Related Fees(1)	2007 2006	$ $

Tax Fees	2007 2006	$ $

All Other Fees	2007 2006	$ $
(1) The audit fees were incurred for the audit of the Company’s annual financial statements, included within the 10-KSB and review of the financial statements included in the Company’s quarterly reports on Form 10-QSB as well as services in connection with other statutory and regulatory filings or engagements for the fiscal years ended October 31, 2007 and 2006.
     Prior to engagement of the principal independent registered public accountants to perform audit services for the Company, the principal accountant was pre-approved by our Audit Committee pursuant to Company policy requiring such approval.
     100% of all audit services, audit-related services and tax-related services were pre-approved by our Audit Committee.
SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONE EARTH ENERGY, LLC
Date:January 29, 2008	/s/ Steve Kelly
Steve Kelly
President (Principal Executive Officer)

Date: January 29, 2008	/s/ Jack Murray
Jack Murray
Treasurer and Director (Principal Financial and Accounting Officer)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 29, 2008	/s/Joe Thompson
Joe Thompson
Vice President and Director

Date: January 29, 2008	/s/Scott Docherty
Scott Docherty
Chairman and Director

Date: January 29, 2008	/s/Jack Murray
Jack Murray
Treasurer/Secretary and Director

Date: January 29, 2008	/s/Bruce Bastert
Bruce Bastert
Director

Date: January 29, 2008	/s/Roger Miller
Roger Miller, Director

Date: January 29, 2008	/s/ Zafar Rizvi
Zafar Rizvi, Director