Form 10-K
period 2009-12-31
ONE EARTH ENERGY LLC
filed 2010-11-08
CIK 1360944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended December 31, 2009

☐	Transition report under Section 13 or 15(d) of the Exchange Act.
For the transition period from                      to
Commission file number 333-135729
ONE EARTH ENERGY, LLC
(Exact name of registrant as specified in its charter)

Illinois (State or other jurisdiction of	20-3852246 (I.R.S. Employer Identification No.)
incorporation or organization)

202 N. Jordan Drive, Gibson City, IL	60936
(Address of principal executive offices)	(Zip Code)
(217) 784-5321
(Issuer’s telephone number)
Securities registered under Section 12(b) of the Exchange Act:
None
Securities registered under Section 12(g) of the Exchange Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☑ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of June 30, 2010, the aggregate market value of the membership units held by non-affiliates (computed by reference to the issuer’s offering price of such membership units in its initial public offering, as no current market exists for such membership units) was $16,050,000. As of November 8, 2010, there were 13,781 membership units outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
This annual report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based upon current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:
•	Changes in the availability and price of corn and natural gas;

•	Decreases in the market prices of ethanol and distillers grains;

•	Ethanol supply exceeding demand; and corresponding ethanol price reductions;

•	Changes in the environmental regulations that apply to our plant operations;

•	Changes in our business strategy, capital improvements or development plans;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Lack of transport, storage and blending infrastructure preventing ethanol from reaching high demand markets;

•	Changes in federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives);

•	Changes and advances in ethanol production technology;

•	Additional ethanol plants built in close proximity to our ethanol facility;

•	Competition from alternative fuel additives;

•	Changes in interest rates and lending conditions;

•	Our ability to generate free cash flow to invest in our business and service our debt;

•	Our ability to retain key employees and maintain labor relations; and

•	Volatile commodity and financial markets.
The cautionary statements referred to in this section also should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf. We undertake no duty to update these forward-looking statements, even though our situation may change in the future. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits, completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.

AVAILABLE INFORMATION
Our website address is www.oneearthenergy.com. Our annual report on Form 10-K, current reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), are available, free of charge, on our website under the link “SEC Filings,” as soon as reasonably practicable after we electronically file such materials with, or furnish such materials to, the Securities and Exchange Commission. The contents of our website are not incorporated by reference in this annual report on Form 10-K.
PART I
ITEM 1. BUSINESS
Business Development
One Earth Energy, LLC is an Illinois limited liability company organized on November 28, 2005, for the purpose of raising capital to develop, construct, own and operate a 100 million gallon per year ethanol plant in east central Illinois near Gibson City, Illinois. References to “we,” “us,” “our,” “One Earth” and the “Company” refer to One Earth Energy, LLC. Since June 24, 2009, we have been engaged in the production of ethanol and distillers grains at the plant.
We are subject to industry-wide factors that affect our operating and financial performance. These factors include, but are not limited to the available supply and cost of corn from which our ethanol and distillers grains are processed; the cost of natural gas, which we use in the production process; dependence on our distillers grains marketer to market and distribute our products; the competitive nature of the ethanol industry; possible legislation at the federal, state and/or local level; changes in federal ethanol tax incentives and the cost of complying with extensive environmental laws that regulate our industry.
We expect our ethanol plant to produce approximately 2.8 gallons of ethanol for each bushel of corn processed in the production cycle. We refer to the difference between the price per gallon of ethanol and the price per bushel of corn (divided by 2.8) as the “crush spread.” Should the crush spread decline, it is possible that our ethanol plant will generate operating results that do not provide adequate cash flows for sustained periods of time. In such cases, production at the ethanol plant may be reduced or stopped altogether in order to minimize variable costs at the plant.
We attempt to manage the risk related to the volatility of corn and ethanol prices by utilizing forward corn purchase and forward ethanol and distillers grain sale contracts. We attempt to match quantities of ethanol and distillers grains sale contracts with an appropriate quantity of corn purchase contracts over a given period of time when we can obtain an adequate gross margin resulting from the crush spread inherent in the contracts we have executed. However, the market for future ethanol sales contracts is not a mature market. Consequently, we generally execute contracts for no more than three months into the future at any given time. As a result of the relatively short period of time our contracts cover, we generally cannot predict the future movements in the crush spread for more than three months; thus, we are unable to predict the likelihood or amounts of future income or loss from our ethanol plant.
The crush spread realized in 2009 was subject to significant volatility. For example, for calendar year 2009, the average Chicago Board of Trade (“CBOT”) near-month corn price was approximately $3.74 per bushel, with highs reaching nearly $4.20 per bushel and retreating to approximately $3.20 per bushel in the fall. Ethanol prices were generally in a range of approximately $1.45 to $1.70 per gallon for most of the year. Ethanol prices increased during the last three months of 2009 reaching as high as $2.15 per gallon. We believe this market volatility with respect to the crush spread was attributable to a number of factors, including but not limited to export demand, speculation, currency valuation, global economic conditions, ethanol demand and current production concerns. In 2009, the CBOT crush spread ranged from approximately $0.19 to $0.63 per gallon of ethanol.

Principal Products and Markets
The principal products we are producing at the plant are fuel-grade ethanol and distillers grains. Raw carbon dioxide gas is another co-product of the ethanol production process. We have no current agreement to capture or market carbon dioxide gas, and are not exploring any options at this time.
Ethanol
Our primary product is ethanol. Ethanol is ethyl alcohol, a fuel component made primarily from corn and various other grains. According to the Renewable Fuels Association, approximately 85 percent of ethanol in the United States today is produced from corn, and approximately 90 percent of ethanol is produced from a corn and other input mix. The ethanol we produce is manufactured from corn. Although the ethanol industry continues to explore production technologies employing various feedstocks, such as biomass, corn-based production technologies remain the most practical and provide the lowest operating risks. Corn produces large quantities of carbohydrates, which convert into glucose more easily than most other kinds of biomass. The Renewable Fuels Association estimated 2009 domestic ethanol production at approximately 10.6 billion gallons.
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
Ethanol can be used as: (i) an octane enhancer in fuels; (ii) an oxygenated fuel additive for the purpose of reducing ozone and carbon monoxide emissions; and (iii) a non-petroleum-based gasoline substitute. Approximately 95% of all ethanol is used in its primary form for blending with unleaded gasoline and other fuel products. Used as a fuel oxygenate, ethanol provides a means to control carbon monoxide emissions in large metropolitan areas. The principal purchasers of ethanol are generally the wholesale gasoline marketer or blender. The principal markets for our ethanol are petroleum terminals in the southeastern and northeastern United States.
Approximately 85% of our revenue was derived from the sale of ethanol during our fiscal year ended December 31, 2009.
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
Approximately 15% of our revenue was derived from the sale of distillers grains during our fiscal year ended December 31, 2009.
Ethanol and Distillers Grains Markets
As described below in “Distribution of Principal Products,” we market our ethanol in-house or through a non-exclusive marketing agreement, and distillers grains through a third party. Whether or not distillers grains produced by our ethanol plant are sold in local markets will depend on decisions made in cooperation with our marketer. Local ethanol markets will be limited and must be evaluated on a case-by-case basis. Although local markets will be the easiest to service, they may be oversold, which often depress ethanol prices in those markets.

Our regional market is within a 450-mile radius of our plant and is serviced by rail. We are connected to a short-line railroad that is connected to a Class I railroad, so that we may reach regional and national markets with our products. Because ethanol use results in less air pollution than regular gasoline, regional markets typically include large cities that are subject to anti-smog measures such as either carbon monoxide or ozone non-attainment areas (e.g., Atlanta, Birmingham, Baton Rouge and Washington D.C.).
While we believe that the nationally mandated usage of renewable fuels is currently driving demand, we believe that an increase in voluntary usage will be necessary for the industry to continue its growth trend. In addition, a higher renewable fuels standard (RFS) may be necessary to encourage use by blenders. We expect that voluntary usage by blenders will occur only if the price of ethanol makes increased blending economical. In addition, we believe that heightened consumer awareness and consumer demand for ethanol-blended gasoline may play an important role in growing overall ethanol demand and voluntary usage by blenders. If blenders do not voluntarily increase the amount of ethanol blended into gasoline and consumer awareness does not increase, it is possible that additional ethanol supply will outpace demand and further depress ethanol prices. The EPA recently approved the use of E15 in car models 2007 and later, however, these blends may still need to increase in order to avoid a decrease in ethanol prices.
Distribution of Principal Products
Our ethanol plant is located near Gibson City, Illinois in Ford County. We selected the site because of its location which is close to an abundant supply of corn and accessible to road and rail transportation. Our site is in close proximity to a short-line rail and a major highway that is connected to Chicago, Illinois.
Ethanol Distribution
We have entered into a non-exclusive marketing agreement with Lansing Ethanol Services, LLC, (“Lansing”) whereby Lansing will, from time to time, purchase ethanol from One Earth for a merchandising fee. The term of the agreement is from June 5, 2009 until December 1, 2012. It will automatically renew for additional periods of one year after the last day of the initial term, and after each renewal term, unless either party sends a written notice of termination to the other.
Distillers Grains Distribution
We have entered into a marketing agreement with United Bio Energy Ingredients, LLC (“UBEI”). Under the terms of the agreement, UBEI will purchase all of our distillers grains production during the term of the contract. The initial term of the agreement is for 36 months, commencing on the date that our ethanol plant began operations to produce ethanol. The agreement will automatically renew for successive one year terms thereafter unless either party gives written notice of its election not to renew. Pursuant to the agreement, UBEI will provide comprehensive marketing services to us. UBEI will pay us for all distillers grains removed by them from our plant as follows: for dried distillers grains, a price equal to ninety-seven percent (97%) of the F.O.B. facility price charged by UBEI to its customers; for wet distillers grains, a price equal to ninety-six percent (96%) of the F.O.B. Facility Price charged by UBEI to its customers; for modified wet distillers grains, a price equal to ninety-five percent (95%) of the F.O.B. Facility Price charged by UBEI to its customers. Such percentages are subject to a minimum and maximum price per ton as set forth in the agreement.

Federal Ethanol Supports and Governmental Regulation
Federal Ethanol Supports
The overall effect of the renewable fuel standard (“RFS”) program contained in the Energy Independence and Security Act signed into law on December 19, 2007 (the “2007 Act”) is uncertain. The mandated minimum level of use of renewable fuels in the RFS under the 2007 Act increased to approximately 11 billion gallons per year in 2009 (from 5.4 billion gallons under the RFS enacted in 2005), and is scheduled to increase to 36 billion gallons per year in 2022. However, the 2007 Act also requires the increased use of “advanced” biofuels, which are alternative biofuels produced without using corn starch such as cellulosic ethanol and biomass-based diesel, with 21 billion gallons of the mandated 36 billion gallons of renewable fuel required to come from advanced biofuels by 2022, which essentially caps the annual corn based ethanol volume at 15 billion gallons. Required RFS volumes for both general and advanced renewable fuels in years to follow 2022 will be determined by a governmental administrator, in coordination with the U.S. Department of Energy and U.S. Department of Agriculture. The scheduled RFS for 2010 is approximately 12 billion gallons.

					Undiffer-
				Biomass-	entiated
	Renewable	Advanced	Cellulosic	based	Advanced	Total
Year	Biofuel	Biofuel	Biofuel	Diesel	Biofuel	RFS
2008	9.00					9.00
2009	10.50	0.60		0.50	0.10	11.10
2010	12.00	0.95	0.10	0.65	0.20	12.95
2011	12.60	1.35	0.25	0.80	0.30	13.95
2012	13.20	2.00	0.50	1.00	0.50	15.20
2013	13.80	2.75	1.00		1.75	16.55
2014	14.40	3.75	1.75		2.00	18.15
2015	15.00	5.50	3.00		2.50	20.50
2016	15.00	7.25	4.25		3.00	22.25
2017	15.00	9.00	5.50		3.50	24.00
2018	15.00	11.00	7.00		4.00	26.00
2019	15.00	13.00	8.50		4.50	28.00
2020	15.00	15.00	10.50		4.50	30.00
2021	15.00	18.00	13.50		4.50	33.00
2022	15.00	21.00	16.00		5.00	36.00
Source: Renewable Fuels Association
Waivers of the RFS minimum levels of renewable fuels included in gasoline could have a material adverse effect on our results of operations. Under the RFS, as originally passed as part of the Energy Policy Act of 2005, the U.S. Environmental Protection Agency, or EPA, in consultation with the Secretary of Agriculture and the Secretary of Energy, may waive the renewable fuels mandate with respect to one or more states if the Administrator of the EPA determines upon the petition of one or more states that implementing the requirements would severely harm the economy or the environment of a state, a region or the nation, or that there is inadequate supply to meet the requirement.
On June 18, 2008, the United States Congress overrode a presidential veto to approve the Food, Conservation and Energy Act of 2008 (the “2008 Farm Bill”) and to ensure that all parts of the 2008 Farm Bill were enacted into law. Passage of the 2008 Farm Bill reauthorized the 2002 farm bill and added new provisions regarding energy, conservation, rural development, crop insurance as well as other subjects. The energy title continues the energy programs contained in the 2002 farm bill but refocuses certain provisions on the development of cellulosic ethanol technology. The legislation provides assistance for the production, storage and transport of cellulosic feedstocks and provides support for ethanol production from such feedstocks in the form of grants, loans and loan guarantees. The 2008 Farm Bill also modifies the ethanol fuels tax credit from 51 cents per gallon to 45 cents per gallon in 2009. The 2008 Farm Bill also extends the 54 cent per gallon tariff on imported ethanol for two years, to January 2011. The 2008 Farm Bill is distinct from the Energy Independence and Security Act of 2007, which contains the renewable fuels standards described above.
The Energy Independence and Security Act of 2007 and the 2008 Farm Bill offer a very strong incentive to develop commercial scale cellulosic ethanol. The RFS requires that 16 billion gallons per year of cellulosic bio-fuels be consumed in the United States by 2022. Additionally, state and federal grants have been awarded to several companies who are seeking to develop commercial-scale cellulosic ethanol plants. We expect this will encourage innovation that may lead to commercially viable cellulosic ethanol plants in the near future. If an efficient method of producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively.

There is currently some debate in the U.S. Senate about whether to allow the 54 cent per gallon tariff on imported ethanol to expire. If the 54 cent per gallon tariff is repealed, the demand for domestically produced ethanol may be offset by the supply of ethanol imported from Brazil or other foreign countries.
The ethanol industry is benefited by VEETC which is a federal excise tax credit of 4.5 cents per gallon of ethanol blended with gasoline at a rate of at least 10%. This excise tax credit is set to expire on December 31, 2010. We believe that VEETC positively impacts the price of ethanol. On December 31, 2009, the biodiesel blenders’ credit that benefits the biodiesel industry was allowed to expire. This resulted in the biodiesel industry ceasing to produce biodiesel because the price of biodiesel without the tax credit was uncompetitive with the cost of petroleum based diesel. If VEETC is allowed to expire, it could negatively impact the price we receive for our ethanol and could negatively impact our profitability.
Effect of Governmental Regulation
The ethanol industry and our business depend upon continuation of the federal ethanol supports discussed above. These incentives have supported a market for ethanol that might disappear without the incentives. Alternatively, the incentives may be continued at lower levels than at which they currently exist. The elimination or reduction of such federal ethanol supports would make it more costly for us to sell our ethanol and would likely reduce our net income and negatively impact our future financial performance.
In addition, California recently passed a Low Carbon Fuels Standard (LCFS). The California LCFS requires that renewable fuels used in California must accomplish certain reductions in greenhouse gases which are measured using a lifecycle analysis. Management believes that these new regulations could preclude corn based ethanol produced in the Midwest from being used in California. California represents a significant ethanol demand market.
We are subject to various federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, and the health and safety of employees. In addition, some of these laws and regulations require our plant to operate under permits that are subject to renewal or modification.
The government’s regulation of the environment changes constantly. We are subject to extensive air, water and other environmental regulations and we are required to maintain a number of environmental permits to operate the plant. It is possible that more stringent federal or state environmental rules or regulations could be adopted, which could increase our operating costs and expenses. It also is possible that federal or state environmental rules or regulations could be adopted that could have an adverse effect on the use of ethanol. For example, changes in the environmental regulations regarding the required oxygen content of automobile emissions could have an adverse effect on the ethanol industry. Furthermore, plant operations are governed by the Occupational Safety and Health Administration (“OSHA”). OSHA regulations may change such that the costs of the operation of the plant may increase. Any of these regulatory factors may result in higher costs or other materially adverse conditions effecting our operations, cash flows and financial performance.
Competition
We are in direct competition with numerous ethanol producers, many of whom have greater resources than we do. Following the significant growth in the ethanol industry during 2005 and 2006, the industry has grown at a much slower pace. Management attributes the rapid growth during 2005 and 2006 with a very favorable spread between the price of ethanol and the cost of the raw materials to produce ethanol during that time period. Management believes that current ethanol supply capacity exceeds ethanol demand. This has resulted in some ethanol producers reducing production of ethanol or ceasing operations altogether. As of September 30, 2010, the Renewable Fuels Association estimates that approximately 7% of the ethanol production capacity in the United States is currently idled. This is down from earlier in 2009 when the idled capacity may have been as high as 20%. As a result of this overcapacity, the ethanol industry has become increasingly competitive. Since ethanol is a commodity product, competition in the industry is predominantly based on price. Larger ethanol producers may be able to realize economies of scale that we are unable to realize. This could put us at a competitive disadvantage to other ethanol producers. Management anticipates that without an increase in the amount of ethanol that can be blended into gasoline for use in conventional automobiles, ethanol demand may not significantly increase which may result in ethanol supply capacity exceeding ethanol demand for the foreseeable future.

Recently the United States Environmental Protection Agency has been researching increasing the amount of ethanol that can be blended for use in conventional automobiles from 10% to 15% and recently approved ethanol blends up to 15% for use in conventional automobiles made in 2007 or later. Management anticipates this will increase demand for ethanol and will likely positively impact ethanol prices. However, this will also likely result in companies building new ethanol plants or expanding their current ethanol plants. This could lead to further overcapacity in the ethanol industry. The partial waiver on E15 is welcome news for ethanol producers, but it is unlikely to have a significant effect on the market in the near term, according to Cole Gustafson, an economist at the North Dakota State University Extension Service. Technical requirements, including health-safety testing, equipment testing and liability safeguards, must be in place before E15 can be sold in all states. Another hindrance to E15’s demand growth is the small size of the 2007-and-newer vehicle market, which could increase ethanol’s market by only 1.4 billion to 1.6 billion gallons.
Many of the current ethanol production incentives are designed to encourage the production of renewable fuels using raw materials other than corn. One type of ethanol production feedstock that is being explored is cellulose. Cellulose is the main component of plant cell walls and is the most common organic compound on earth. Cellulose is found in wood chips, corn stalks, rice, straw, amongst other common plants. Cellulosic ethanol is ethanol produced from cellulose. Currently, cellulosic ethanol production technology is not sufficiently advanced to produce cellulosic ethanol on a commercial scale, however, due to these new government incentives, we anticipate that commercially viable cellulosic ethanol technology will be developed in the near future. Several companies and researchers have commenced pilot projects to study the feasibility of commercially producing cellulosic ethanol. If this technology can be profitably employed on a commercial scale, it could potentially lead to ethanol that is less expensive to produce than corn based ethanol, especially if corn prices remain high. Cellulosic ethanol may also capture more government subsidies and assistance than corn based ethanol. This could decrease demand for our product or result in competitive disadvantages for our ethanol production process.
At the end of 2008, VeraSun Energy filed for Chapter 11 Bankruptcy following significant losses it experienced on raw material derivative positions it had in place. VeraSun’s ethanol plants were auctioned during the Chapter 11 Bankruptcy process and a significant number of these plants were purchased by Valero Energy Corporation which is a major gasoline refining company. The purchase by Valero Energy represents the first major oil company that has taken a stake in ethanol production infrastructure. Further, now Valero Energy controls its own supply of ethanol that can be used to blend at its gasoline refineries. Should other oil companies become involved in the ethanol industry, it may be increasingly difficult for us to compete. While we believe that we are a low cost producer of ethanol, increased competition in the ethanol industry may make it more difficult to operate the ethanol plant profitably.
According to the Renewable Fuels Association, as of September 30, 2010, the most recent data available, the ethanol industry has grown to 214 production facilities in the United States. There are eight plants currently under construction or expansion. The Renewable Fuels Association currently estimates that the United States ethanol industry has capacity to produce more than 13 billion gallons of ethanol per year. The new ethanol plants under construction along with the plant expansions under construction could push United States production of fuel ethanol in the near future to more than 14.5 billion gallons per year. The largest ethanol producers include Archer Daniels Midland, Green Plains Renewable Energy, Hawkeye Renewable, POET, and Valero Renewable Fuels, each of which is capable of producing more ethanol than we produce.
Ethanol production is also expanding internationally. Ethanol produced or processed in certain countries in Central America and the Caribbean region is eligible for tariff reduction or elimination on importation to the United States under a program known as the Caribbean Basin Initiative. Some ethanol producers, including Cargill, have started taking advantage of this situation by building dehydration plants in participating Caribbean Basin countries, which convert ethanol into fuel-grade ethanol for shipment to the United States. Ethanol imported from Caribbean Basin countries may be a less expensive alternative to domestically produced ethanol and may affect our ability to sell our ethanol profitably. Further, despite the fact that there is a significant amount of ethanol produced in the United States, ethanol produced abroad and shipped by sea may be a more favorable alternative to supply coastal cities that are located on international shipping ports.

Our ethanol plant also competes with producers of other gasoline additives having similar octane and oxygenate values as ethanol. Alternative fuels, gasoline oxygenates and alternative ethanol production methods are also continually under development. The major oil companies have significantly greater resources than we have to market other additives, to develop alternative products, and to influence legislation and public perception of ethanol. These companies also have sufficient resources to begin production of ethanol should they choose to do so.
A number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells, plug-in hybrids or clean burning gaseous fuels. Like ethanol, the emerging fuel cell industry offers a technological option to address worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns. Fuel cells have emerged as a potential alternative to certain existing power sources because of their higher efficiency, reduced noise and lower emissions. Fuel cell industry participants are currently targeting the transportation, stationary power and portable power markets in order to decrease fuel costs, lessen dependence on crude oil and reduce harmful emissions. If the fuel cell industry continues to expand and gain broad acceptance and becomes readily available to consumers for motor vehicle use, we may not be able to compete effectively. This additional competition could reduce the demand for ethanol, which would negatively impact our profitability.
Demand for ethanol may increase as a result of increased consumption of E85 fuel. E85 fuel is a blend of 85% ethanol and 15% gasoline. According to United States Department of Energy estimates, there are currently nearly 8 million flexible fuel vehicles capable of operating on E85 in the United States. Further, the United States Department of Energy reports that there are currently more than 1,900 retail gasoline stations supplying E85. The number of retail E85 suppliers increases significantly each year, however, this remains a relatively small percentage of the total number of U.S. retail gasoline stations, which is approximately 170,000. In order for E85 fuel to increase demand for ethanol, it must be available for consumers to purchase it. As public awareness of ethanol and E85 increases along with E85’s increased availability, management anticipates some growth in demand for ethanol associated with increased E85 consumption.
Many in the ethanol industry believe that while in the future higher percentage blends of ethanol such as E85 for use in flexible fuel vehicles will positively impact demand for ethanol, in the near term increasing the amount of ethanol that can be blended for use in conventional automobiles will have a greater effect on ethanol demand. A proposal was made and recently approved by the EPA to increase the amount of ethanol that can legally be blended in gasoline from 10% to 15% for use in conventional automobiles made in 2007 or later. Management believes that this could increase annual ethanol demand.
Distillers Grains Competition
Ethanol plants in the Midwest produce the majority of distillers grains and primarily compete with other ethanol producers in the production and sales of distillers grains. According to the Renewable Fuels Association’s Ethanol Industry Outlook 2009, ethanol plants produced 20 million metric tons of distillers grains in 2007/2008 and estimates 25 million metric tons were produced in 2008/2009. The amount of distillers grains produced is expected to increase significantly as the number of ethanol plants increase.
The primary consumers of distillers grains are dairy and beef cattle, according to the Renewable Fuels Association’s Ethanol Industry Outlook 2009. In recent years, an increasing amount of distillers grains have been used in the swine and poultry markets. Numerous feeding trials show advantages in milk production, growth, rumen health, and palatability over other dairy cattle feeds. With the advancement of research into the feeding rations of poultry and swine, we expect these markets to expand and create additional demand for distillers grains; however, no assurance can be given that these markets will in fact expand, or if they do, that we will benefit from it. The market for distillers grains is generally confined to locations where freight costs allow it to be competitively priced against other feed ingredients. Distillers grains compete with three other feed formulations: corn gluten feed, dry brewers grain and mill feeds. The primary value of these products as animal feed is their protein content. Dry brewers grain and distillers grains have about the same protein content, and corn gluten feed and mill feeds have slightly lower protein contents.

Sources and Availability of Raw Materials
Corn Feedstock Supply
The major raw material required for our ethanol plant to produce ethanol and distillers grain is corn. To produce 100 million gallons of ethanol per year, our ethanol plant needs approximately 36 million bushels of corn per year, or approximately 100,000 bushels per day, as the feedstock for its dry milling process. We primarily purchase the corn supply for our plant from local markets, but may be required to purchase some of the corn we need from other markets and transport it to our plant via truck or rail in the future. Traditionally, corn grown in the area of the plant site has been exported for feeding or processing and/or overseas export sales.
We have entered into a Grain Handling Agreement with Alliance Grain Co. (“Alliance”). The purpose of the agreement is to set out the terms upon which Alliance has agreed to serve as our exclusive third-party agent to procure corn to be used as feedstock at our ethanol production facility. Pursuant to the agreement, Alliance provides one grain originator to work at the facility to negotiate and execute contracts on our behalf and arrange the shipping and delivery of the corn required for ethanol production. In return for providing these services, Alliance receives an agency fee per bushel delivered. The initial term of the agreement is for two years from the first grind date, to automatically renew for one additional year unless properly terminated by either of the parties. The parties also each have the right to terminate the agreement in certain circumstances, including, but not limited to, default of either party by, bankruptcy or receivership of, the other party, or mutual agreement to terminate the agreement.
We are significantly dependent on the availability and price of corn. The price at which we purchase corn will depend on prevailing market prices. There is no assurance that a shortage will not develop, particularly if there are other ethanol plants competing for corn or an extended drought or other production problem. We anticipate that corn prices will continue to be extremely volatile.
On October 8, 2010, the United States Department of Agriculture (“USDA”) released its Crop Production report. Corn production for 2009 was a record setting year at 13.1 billion bushels. The USDA estimates the 2010 corn production at 12.7 billion bushels, down slightly from 2009. Corn prices reached historical highs in June 2008, but have come down sharply since that time as stronger than expected corn yields materialized and the global financial crisis brought down the price of most commodities generally. We expect continued volatility in the price of corn, which could significantly impact our cost of goods sold.
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
Utilities
We engaged U.S. Energy Services, Inc. to assist us in negotiating our utilities contracts and provide us with on-going energy management services. U.S. Energy manages the procurement and delivery of energy to their clients’ locations. U.S. Energy Services manages energy costs through obtaining, organizing and tracking cost information. Their major services include supply management, price risk management and plant site development.
Natural Gas. Natural gas is also an important input commodity to our manufacturing process. Our natural gas usage for our fiscal year ended December 31, 2009 was 1,483,285 MMBTU, constituting approximately 7% of our total costs of goods sold. We are using natural gas to produce process steam and to dry our distillers grain products to a moisture content at which they can be stored for long periods of time, and can be transported greater distances, so that we can market the product to overseas markets.

We entered into an agreement with Ameren Energy Generating Company (“Ameren”) on December 9, 2008, whereby we would receive an undivided 10% interest in a lateral natural gas pipeline owned by Ameren which is connected to the interstate natural gas pipeline system owned and operated by Natural Gas Pipeline of America. The term of the assignment is for 10 years. Upon expiration of the agreement on January 31, 2019, the property will revert back to Ameren. However, prior to the expiration of the initial seven years of the term, Ameren will notify us regarding our willingness to renew the agreement after the final expiration. We will be allowed to install an additional pipeline contiguous to Ameren’s existing pipeline, subject to certain easements and final approval by Ameren.
Electricity. We require a significant amount of electrical power to operate the plant. On January 18, 2008, we entered into an agreement with AmerenCIPS for the construction of a substation and ancillary equipment necessary to provide electric distribution service. The entire cost of the construction was $1,394,000, of which $1,150,000 was required at the signing of the agreement. The remaining balance is to be paid in 36 equal payments of no less than $6,800, which will be included in the monthly invoice from AmerenCIPS as delivery service. The remaining balance is secured by an irrevocable standby letter of credit, which may be reduced annually by the actual or calculated delivery service revenues.
Water. We require a significant supply of water. Engineering specifications show our plant’s water requirements to be approximately 878 gallons per minute, or 1.3 million gallons per day, depending on the quality of water. We obtain water from the Mahomet Aquifer through our two wells located approximately 13 miles east of the plant.
Much of the water used in our ethanol plant is recycled back into the process. There are, however, certain areas of production where fresh water is needed. Those areas include boiler makeup water and cooling tower water. Boiler makeup water is treated on-site to minimize all elements that will harm the boiler and recycled water cannot be used for this process. Cooling tower water is deemed non-contact water because it does not come in contact with the mash, and, therefore, can be regenerated back into the cooling tower process. The makeup water requirements for the cooling tower are primarily a result of evaporation. Much of the water can be recycled back into the process, which minimizes the discharge water. Many new plants today are zero or near zero effluent discharge facilities. Due to the boron level in our discharge water, we are required by the EPA to dilute the discharge with water pumped from wells located on the plant site.
Employees
We currently have 48 full-time employees. We consider our relationship with our employees to be good.
Research and Development
We do not conduct any research and development activities associated with the development of new technologies for use in producing ethanol and distillers grains.
Patents, Trademarks, Licenses, Franchises and Concessions
We do not currently hold any patents, trademarks, franchises or concessions. We were granted a license by ICM, Inc. (“ICM”) to use certain ethanol production technology necessary to operate our ethanol plant. The cost of the license granted by ICM was included in the amount we paid to Fagen, Inc. (“Fagen”) to design and build our ethanol plant.
Working Capital
We primarily use our working capital for purchases of raw materials necessary to operate the ethanol plant. Our primary source of working capital has been cash flows from our operations along with our two revolving lines of credit with our primary lender First National Bank of Omaha. At December 31, 2009, we had $10,000,000 available on the seasonal line of credit. Subsequent to year end, we paid off the long-term revolving line of credit of $9,750,000. We currently have $8,750,000 available to draw on the long-term revolving line of credit.

Costs and Effects of Compliance with Environmental Laws
We are subject to extensive air, water and other environmental regulations and we require a number of environmental permits to operate the plant. Fagen and RTP Environmental Engineering Associates, Inc. advise us on general environmental compliance.
We are subject to oversight activities by the US EPA. There is always a risk that the US EPA would enforce certain rules and regulations differently than Illinois’ environmental administrators. Illinois and US EPA rules are also subject to change, and any such changes could result in greater regulatory burdens on our future plant operations. We could also be subject to environmental or nuisance claims from adjacent property owners or residents in the area arising from possible foul smells or other air or water discharges from the plant. Such claims may result in an adverse result in court if we are deemed to engage in a nuisance that substantially impairs the fair use and enjoyment of real estate.
ITEM 1A. RISK FACTORS
You should carefully read and consider the risks and uncertainties below and the other information contained in this report. Any of the events discussed in the risk factors below may occur. If one or more of these events do occur, our results of operations, financial condition or cash flows could me materially adversely affected.
Risks Relating to Our Business
We have a significant amount of debt, and our existing debt financing agreements contain, and our future debt financing agreements may contain, restrictive covenants that limit distributions and impose restrictions on the operation of our business. The use of debt financing makes it more difficult for us to operate because we must make principal and interest payments on the indebtedness and abide by covenants contained in our debt financing agreements. The level of our debt may have important implications on our operations, including, among other things: (a) limiting our ability to obtain additional debt or equity financing; (b) placing us at a competitive disadvantage because we may be more leveraged than some of our competitors; (c) subjecting all or substantially all of our assets to liens, which means that there may be no assets left for unit holders in the event of a liquidation; and (d) limiting our ability to make business and operational decisions regarding our business, including, among other things, limiting our ability to pay dividends to our unit holders, make capital improvements, sell or purchase assets or engage in transactions we deem to be appropriate and in our best interest.
Increases in the price of corn or natural gas would reduce our profitability. Our primary source of revenue is from the sale of ethanol and distillers grains. Our results of operations and financial condition are significantly affected by the cost and supply of corn and natural gas. Changes in the price and supply of corn and natural gas are subject to and determined by market forces over which we have no control including weather and general economic factors.
Ethanol production requires substantial amounts of corn. Generally, higher corn prices will produce lower profit margins and, therefore, negatively affect our financial performance. While corn prices have decreased significantly from highs experienced during the middle of 2008, corn prices could significantly increase in a short period of time. If a period of high corn prices were to be sustained for some time, such pricing may reduce our ability to operate profitably because of the higher cost of operating our plant. We may not be able to offset any increase in the price of corn by increasing the price of our products. If we cannot offset increases in the price of corn, our financial performance may be negatively affected.
The prices for and availability of natural gas are subject to volatile market conditions. These market conditions often are affected by factors beyond our control such as higher prices as a result of colder than average weather conditions or natural disasters, overall economic conditions and foreign and domestic governmental regulations and relations. Significant disruptions in the supply of natural gas could impair our ability to manufacture ethanol and more significantly, distillers grains for our customers. Furthermore, increases in natural gas prices or changes in our natural gas costs relative to natural gas costs paid by competitors may adversely affect our results of operations and financial condition. If we were to experience relatively higher corn and natural gas costs compared to the selling prices of our products for an extended period of time, our financial performance may be negatively affected.

Declines in the price of ethanol or distillers grain would significantly reduce our revenues. The sales prices of ethanol and distillers grains can be volatile as a result of a number of factors such as overall supply and demand, the price of gasoline and corn, levels of government support, and the availability and price of competing products. We are dependent on a favorable spread between the price we receive for our ethanol and distillers grains and the price we pay for corn and natural gas. Any lowering of ethanol and distillers grains prices, especially if it is associated with increases in corn and natural gas prices, may affect our ability to operate profitably. We anticipate the price of ethanol and distillers grains to continue to be volatile in our 2010 fiscal year as a result of the net effect of changes in the price of gasoline and corn and increased ethanol supply offset by increased ethanol demand. Declines in the prices we receive for our ethanol and distillers grains will lead to decreased revenues and may result in our inability to operate the ethanol plant profitably for an extended period of time which could negatively affect our financial performance.
Our inability to secure credit facilities we may require in the future may negatively impact our liquidity. Due to current conditions in the credit markets, it has been difficult for businesses to secure financing. If we require financing in the future and we are unable to secure such financing, or we are unable to secure the financing we require on reasonable terms, it may have a negative impact on our liquidity.
The ethanol industry is an industry that is changing rapidly which can result in unexpected developments that could negatively impact our operations and the value of our units. The ethanol industry has grown significantly in the last decade. According to the Renewable Fuels Association, the ethanol industry has grown from approximately 1.5 billion gallons of production per year in 1999 to more than 10 billion gallons in 2009. This rapid growth has resulted in significant shifts in supply and demand of ethanol over a very short period of time. As a result, past performance by the ethanol plant or the ethanol industry generally might not be indicative of future performance. We may experience a rapid shift in the economic conditions in the ethanol industry which may make it difficult to operate the ethanol plant profitably. If changes occur in the ethanol industry that make it difficult for us to operate the ethanol plant profitably, it could negatively affect our financial performance.
We engage in transactions which involve risks that could harm our business. Exposure to commodity price risk results from our dependence on corn and natural gas in the ethanol production process. We seek to minimize the risks from fluctuations in the prices of corn, natural gas and ethanol by establishing a “crush margin”, which is the difference between the ethanol net price and the corn price per gallon of ethanol. We attempt to contract the sale of ethanol and the purchase of corn simultaneously that will generate the targeted crush margin. Corn and ethanol prices may not trend in the same direction, which may make it difficult for us to achieve the crush margin required to generate profits.
Price movements in corn, natural gas and ethanol contracts are highly volatile and are influenced by many factors that are beyond our control. There are several variables that could affect the extent to which our strategy is impacted by price fluctuations in the cost of corn or natural gas. However, it is likely that commodity cash prices will have the greatest impact on our strategy.
Our business is not diversified. Our success depends largely on our ability to profitably operate our ethanol plant. We do not have any other lines of business or other sources of revenue if we are unable to operate our ethanol plant and manufacture ethanol and distillers grains. If economic or political factors adversely affect the market for ethanol or distillers grains, we have no other line of business to fall back on. Our business could also be significantly harmed if the ethanol plant could not operate at full capacity for any extended period of time.
We depend on our management and key employees, and the loss of these relationships could negatively impact our ability to operate profitably. We are highly dependent on our management team to operate our ethanol plant. We may not be able to replace these individuals should they decide to cease their employment with us, or if they become unavailable for any other reason. While we seek to compensate our management and key employees in a manner that will encourage them to continue their employment with us, they may choose to seek other employment. Any loss of these officers and key employees may prevent us from operating the ethanol plant profitably and could decrease the value of our units.

We depend on a key supplier, Alliance Grain, whose failure to perform could force us to abandon business, hinder our ability to operate profitably or decrease the value of our units. We are highly dependent upon Alliance Grain to procure our corn for production. Should Alliance Grain fail to perform in any manner significant to our operations, we may encounter unforeseen costs or difficulties in the operation of our plant which could affect our profitability negatively.
Changes and advances in ethanol production technology could require us to incur costs to update our plant or could otherwise hinder our ability to compete in the ethanol industry or operate profitably. Advances and changes in the technology of ethanol production are expected to occur. Such advances and changes may make the ethanol production technology installed in our plant less desirable or obsolete. These advances could also allow our competitors to produce ethanol at a lower cost than we are able to. If we are unable to adopt or incorporate technological advances, our ethanol production methods and processes could be less efficient than our competitors, which could cause our plant to become uncompetitive or completely obsolete. If our competitors develop, obtain or license technology that is superior to ours or that makes our technology obsolete, we may be required to incur significant costs to enhance or acquire new technology so that our ethanol production remains competitive. Alternatively, we may be required to seek third-party licenses, which could also result in significant expenditures. These third-party licenses may not be available or, once obtained, they may not continue to be available on commercially reasonable terms. These costs could negatively impact our financial performance by increasing our operating costs and reducing our net income.
Your investment may decline in value due to decisions made by our board of directors, and you will not have the ability to remove or replace our directors. Under our operating agreement, all directors are appointed; a majority of directors are appointed by REX and under certain circumstances other members, however, most members do not have the right to appoint a director and no directors are elected. The appointed directors serve at the option of the members with such appointment rights, and our other members have no right to remove or replace any directors. As a result, your only recourse to replace a director would be through an amendment to our partnership agreement, which could be difficult to accomplish. Only members that own at least thirty percent (30%) of our membership voting interests may propose an amendment to our operating agreement, and such proposed amendments must also be approved by REX and the affirmative vote of the majority of the membership voting interests present at a meeting where a quorum is in attendance. Therefore, if the board of directors were to make a decision that would decrease the value of your units, you would have very little ability to change this outcome.
Risks Related to Ethanol Industry
Demand for ethanol may not continue to grow unless ethanol can be blended into gasoline in higher percentage blends for conventional automobiles. Currently, ethanol is blended with conventional gasoline for use in standard (non-flex fuel) vehicles to create a blend which is 10% ethanol and 90% conventional gasoline. Estimates indicate that approximately 135 billion gallons of gasoline are sold in the United States each year. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.5 billion gallons. This is commonly referred to as the “blending wall,” which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. Many in the ethanol industry believe that the ethanol industry will reach this blending wall in 2010. In order to expand demand for ethanol, higher percentage blends of ethanol must be utilized in conventional automobiles. Such higher percentage blends of ethanol have recently become a contentious issue. Automobile manufacturers and environmental groups have fought against higher percentage ethanol blends. Currently, state and federal regulations prohibit the use of higher percentage ethanol blends in conventional automobiles and vehicle manufacturers have stated that using higher percentage ethanol blends in conventional vehicles would void the manufacturer’s warranty. Recently, the EPA was expected to make a ruling on using higher percentage blends of ethanol such as E15; however, the EPA deferred making a decision on this issue. Without an increase in the allowable percentage blends of ethanol, demand for ethanol may not continue to increase which could decrease the selling price of ethanol and could result in our inability to operate the ethanol plant profitably which could negatively impact our financial performance.

Technology advances in the commercialization of cellulosic ethanol may decrease demand for corn based ethanol which may negatively affect our profitability. The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste, and energy crops. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn. The Energy Independence and Security Act of 2007 and the 2008 Farm Bill offer a very strong incentive to develop commercial scale cellulosic ethanol. The RFS requires that 16 billion gallons per year of advanced bio-fuels be consumed in the United States by 2022. Additionally, state and federal grants have been awarded to several companies who are seeking to develop commercial-scale cellulosic ethanol plants. We expect this will encourage innovation that may lead to commercially viable cellulosic ethanol plants in the near future. If an efficient method of producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively. If we are unable to produce ethanol as cost-effectively as cellulose-based producers, our ability to generate revenue and our financial condition will be negatively impacted.
New plants under construction or decreases in the demand for ethanol may result in excess production capacity in our industry. The supply of domestically produced ethanol is at an all-time high. According to the Renewable Fuels Association, as of September 30, 2010, there are 214 ethanol plants in the United States with capacity to produce more than 13 billion gallons of ethanol per year. In addition, there are eight ethanol plants under construction or expansion underway which together are estimated to increase ethanol production capacity by more than 1.4 billion gallons per year. Excess ethanol production capacity may have an adverse impact on our results of operations, cash flows and general financial condition. According to the Renewable Fuels Association, approximately 7% of the ethanol production capacity in the United States was idled as of September 30, 2010, the most recent available data. During the early part of 2009 when the ethanol industry was experiencing unfavorable operating conditions, as much as 20% of the ethanol production in the United States may have been idled. Further, demand for ethanol may not increase past approximately 13 billion gallons of ethanol due to the blending wall unless higher percentage blends of ethanol are approved by the EPA. If the demand for ethanol does not grow at the same pace as increases in supply, we expect the selling price of ethanol to decline. If excess capacity in the ethanol industry continues to occur, the market price of ethanol may decline to a level that is inadequate to generate sufficient cash flow to cover our costs. This could negatively affect our profitability.
Decreasing gasoline prices may negatively impact the selling price of ethanol which could reduce our ability to operate profitably. The price of ethanol tends to change in relation to the price of gasoline. Recently, as a result of a number of factors including the current world economy, the price of gasoline has decreased. In correlation to the decrease in the price of gasoline, the price of ethanol has also decreased. Decreases in the price of ethanol reduce our revenue. Our profitability depends on a favorable spread between our corn and natural gas costs and the price we receive for our ethanol. If ethanol prices fall during times when corn and/or natural gas prices are high, we may not be able to operate our ethanol plant profitably.
Growth in the ethanol industry is dependent on growth in the fuel blending infrastructure to accommodate ethanol, which may be slow and could result in decreased demand for ethanol. The ethanol industry depends on the fuel blending industry to blend the ethanol that is produced with gasoline so it may be sold to the end consumer. In many parts of the country, the blending infrastructure cannot accommodate ethanol so no ethanol is used in those markets. Substantial investments are required to expand this blending infrastructure and the fuel blending industry may choose not to expand the blending infrastructure to accommodate ethanol. Should the ability to blend ethanol not expand at the same rate as increases in ethanol supply, it may decrease the demand for ethanol which may lead to a decrease in the selling price of ethanol which could impact our ability to operate profitably.
We operate in an intensely competitive industry and compete with larger, better financed entities which could impact our ability to operate profitably. There is significant competition among ethanol producers. There are numerous producer-owned and privately-owned ethanol plants planned and operating throughout the Midwest and elsewhere in the United States. We also face competition from outside of the United States. The passage of the Energy Policy Act of 2005 included a renewable fuels mandate. The RFS was increased in December 2007 to 36 billion gallons by 2022. Further, some states have passed renewable fuel mandates. All of these increases in ethanol demand have encouraged companies to enter the ethanol industry. The largest ethanol producers include Archer Daniels Midland, Green Plains Renewable Energy, Hawkeye Renewable, POET, and Valero Renewable Fuels, all of which are each capable of producing significantly more ethanol than we produce. Further, many believe that there will be consolidation occurring in the ethanol industry in the near future which will likely lead to a few companies who control a significant portion of the ethanol production market. We may not be able to compete with these larger entities. These larger ethanol producers may be able to affect the ethanol market in ways that are not beneficial to us which could affect our financial performance.

Competition from the advancement of alternative fuels may lessen the demand for ethanol. Alternative fuels, gasoline oxygenates and ethanol production methods are continually under development. A number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells, plug-in hybrids or clean burning gaseous fuels. Like ethanol, these emerging technologies offer an option to address worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns. Fuel cells have emerged as a potential alternative to certain existing power sources because of their higher efficiency, reduced noise and lower emissions. Fuel cell industry participants are currently targeting the transportation, stationary power and portable power markets in order to decrease fuel costs, lessen dependence on crude oil and reduce harmful emissions. If these alternative technologies continue to expand and gain broad acceptance and become readily available to consumers for motor vehicle use, we may not be able to compete effectively. This additional competition could reduce the demand for ethanol, resulting in lower ethanol prices that might adversely affect our results of operations and financial condition.
Consumer resistance to the use of ethanol based on the belief that ethanol is expensive, adds to air pollution, harms engines and/or takes more energy to produce than it contributes may affect the demand for ethanol. Certain individuals believe that use of ethanol will have a negative impact on gasoline prices at the pump. Many also believe that ethanol adds to air pollution and harms car and truck engines. Still other consumers believe that the process of producing ethanol actually uses more fossil energy, such as oil and natural gas, than the amount of energy that is produced. These consumer beliefs could potentially be wide-spread and may be increasing as a result of recent efforts to increase the allowable percentage of ethanol that may be blended for use in conventional automobiles. If consumers choose not to buy ethanol based on these beliefs, it would affect the demand for the ethanol we produce which could negatively affect our profitability and financial condition.
The downturn in the U.S. economy has had a negative impact on the ethanol industry. The U.S. stock markets crumbled during the winter of 2009 upon the collapse of multiple major financial institutions, the federal government’s takeover of two major mortgage companies, Freddie Mac and Fannie Mae, and the President’s enactment of a $700 billion bailout plan pursuant to which the federal government directly invested in troubled financial institutions. Financial institutions across the country have lost billions of dollars due to the extension of credit for the purchase and refinance of over-valued real property. The U.S. economy is in the midst of a recession, with increasing unemployment rates and decreasing retail sales. These factors have caused significant economic stress and upheaval in the financial and credit markets in the United States, as well as abroad. Credit markets have tightened and lending requirements have become more stringent. Oil prices and demand for fuel has fluctuated greatly and generally trended downward during our 2009 fiscal year. We believe that these factors have contributed to a decrease in the prices at which we are able to sell our ethanol which may persist throughout all or parts of fiscal year 2010.
Risks Related to Regulation and Governmental Action
Government incentives for ethanol production, including federal tax incentives, may be eliminated in the future, which could hinder our ability to operate at a profit. The ethanol industry is assisted by various federal ethanol production and tax incentives, including the RFS set forth in the Energy Policy Act of 2005. The RFS helps support a market for ethanol that might disappear without this incentive; as such, waiver of RFS minimum levels of renewable fuels required in gasoline could negatively impact our results of operations.
In addition, the elimination or reduction of tax incentives to the ethanol industry, such as the VEETC available to gasoline refiners and blenders, could also reduce the market demand for ethanol, which could reduce prices and our revenues by making it more costly or difficult for us to produce and sell ethanol. If the federal tax incentives are eliminated or sharply curtailed, we believe that decreased demand for ethanol will result, which could negatively impact our ability to operate profitably.
Also, elimination of the tariffs that protect the United States ethanol industry could lead to the importation of ethanol produced in other countries, especially in areas of the United States that are easily accessible by international shipping ports. While the 2008 Farm Bill extended the tariff on imported ethanol through 2011, this tariff could be repealed earlier which could lead to increased ethanol supplies and decreased ethanol prices.

If the Federal Volumetric Ethanol Excise Tax Credit (“VEETC”) expires on December 31, 2010, it could negatively impact our profitability. The ethanol industry is benefited by VEETC which is a federal excise tax credit of 4.5 cents per gallon of ethanol blended with gasoline at a rate of at least 10%. This excise tax credit is set to expire on December 31, 2010. We believe that VEETC positively impacts the price of ethanol. On December 31, 2009, the biodiesel blenders’ credit that benefits the biodiesel industry was allowed to expire. This resulted in the biodiesel industry ceasing to produce biodiesel because the price of biodiesel without the tax credit was uncompetitive with the cost of petroleum based diesel. If VEETC is allowed to expire, it could negatively impact the price we receive for our ethanol and could negatively impact our profitability.
Changes in environmental regulations or violations of these regulations could be expensive and reduce our profitability. We are subject to extensive air, water and other environmental laws and regulations. In addition, some of these laws require our plant to operate under a number of environmental permits. These laws, regulations and permits can often require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, damages, criminal sanctions, permit revocations and/or plant shutdowns. In the future, we may be subject to legal actions brought by environmental advocacy groups and other parties for actual or alleged violations of environmental laws or our permits. Additionally, any changes in environmental laws and regulations, both at the federal and state level, could require us to spend considerable resources in order to comply with future environmental regulations. The expense of compliance could be significant enough to reduce our profitability and negatively affect our financial condition.
Carbon dioxide may be regulated in the future by the EPA as an air pollutant requiring us to obtain additional permits and install additional environmental mitigation equipment, which could adversely affect our financial performance. In 2007, the Supreme Court decided a case in which it ruled that carbon dioxide is an air pollutant under the Clean Air Act for the purposes of motor vehicle emissions. The Supreme Court directed the EPA to regulate carbon dioxide from vehicle emissions as a pollutant under the Clean Air Act. Similar lawsuits have been filed seeking to require the EPA to regulate carbon dioxide emissions from stationary sources such as our ethanol plant under the Clean Air Act. Our plant produces a significant amount of carbon dioxide that we currently vent into the atmosphere. While there are currently no regulations applicable to us concerning carbon dioxide, if the EPA or the State of Illinois were to regulate carbon dioxide emissions by plants such as ours, we may have to apply for additional permits or we may be required to install carbon dioxide mitigation equipment or take other as yet unknown steps to comply with these potential regulations. Compliance with any future regulation of carbon dioxide, if it occurs, could be costly and may prevent us from operating the ethanol plant profitably and negatively affect our financial condition.
The California Low Carbon Fuel Standard may decrease demand for corn based ethanol which could negatively impact our profitability. Recently, California passed a Low Carbon Fuels Standard (LCFS). The California LCFS requires that renewable fuels used in California must accomplish certain reductions in greenhouse gases which are measured using a lifecycle analysis. Management believes that these new regulations could preclude corn based ethanol produced in the Midwest from being used in California. California represents a significant ethanol demand market. If we are unable to supply ethanol to California, it could significantly reduce demand for the ethanol we produce. Any decrease in ethanol demand could negatively impact ethanol prices which could reduce our revenues and negatively impact our ability to profitably operate the ethanol plant.
Risks Related to Conflicts of Interest
We are a majority-owned subsidiary of REX American Resources Corporation (“REX”) and REX may have relationships that present conflicts of interest with us. We are highly dependent upon REX, and under our Operating Agreement, REX has the right to appoint a majority of our directors and has other special rights that other members do not have under our Operating Agreement. REX also has interests in several other ethanol plants with which we compete. REX may have relationships with other individuals, companies or organizations with which we will do business or compete. REX and its other subsidiaries may also become involved in other transactions, some of which may compete with our business.

Our directors may have relationships with individuals, companies or organizations with which we do business which may result in conflicts of interest. There may be business relationships between our directors and other individuals, companies or organizations with which we do business that may pose potential conflicts of interest with us. These relationships may result in conflicts of interest with respect to transactions between us and the other individuals, companies or organizations if our directors and officers put their interests in other companies or their own personal relationships ahead of what is best for our company. All of our directors are currently appointed; a majority of which are appointed by REX, however, in certain situations directors may be appointed by other companies affiliated with us. Our members do not have the right to elect directors.
ITEM 2. PROPERTIES
Our plant site is made up of three adjacent parcels which together total approximately 183 acres in east central Illinois near Gibson City, Illinois. The address of our plant is 202 N. Jordan Dr, Gibson City, IL 60936. In June 2009, the plant was substantially completed and plant operations commenced. The plant consists of the following buildings:
•	A grains area, fermentation area, distillation — evaporation area;

•	A dryer/energy center area;

•	A tank farm;

•	An auxiliary area;

•	An administration building and;

•	A storage/maintenance building.
Our plant is in excellent condition and is capable of functioning at 100% of its production capacity.
All of our tangible and intangible property, real and personal, serves as the collateral for the debt financing with First National Bank of Omaha, which is described below under “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
ITEM 3. LEGAL PROCEEDINGS
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
We did not submit any matter to a vote of our unit holders through the solicitation of proxies or otherwise during the fiscal year ended December 31, 2009.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED MEMBER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
As of December 31, 2009 we had 13,781 membership units outstanding and 328 unit holders of record. There is no public trading market for our units.
As a limited liability company, we are required to restrict the transfers of our membership units in order to preserve our partnership tax status. Our membership units may not be traded on any established securities market or readily traded on a secondary market (or the substantial equivalent thereof). All transfers are subject to a determination that the transfer will not cause One Earth Energy to be deemed a publicly traded partnership.

We have not declared or paid any distributions on our units. Except for restrictions imposed in our loan agreement our board of directors has complete discretion over the timing and amount of distributions to our unit holders. Provided that we are not in default on loan covenants, and with the prior approval of our lender, which may not be unreasonably withheld, our loan agreement allows us to make cash distributions at such times and in such amounts as will permit our unit holders to satisfy their income tax liability in a timely fashion. Our expectations with respect to our ability to make future distributions are discussed in greater detail in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
ITEM 6. SELECTED FINANCIAL DATA
The following table presents selected financial and operating data as of the dates and for the periods indicated. The selected balance sheet data and the selected statement of operations data and other financial data have been derived from our audited financial statements. You should read the following table in conjunction with “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the accompanying notes included elsewhere in this Form 10-K. Among other things, those financial statements include more detailed information regarding the basis of presentation for the following financial data.
Five Year Financial Summary (Amounts In Thousands, Except Per Unit Amounts)

				From
				Inception,	Transition
				(November	Period, Two
	Year Ended	Year Ended	Year Ended	28, 2005) to	Months Ended
	December 31,	December 31,	October 31,	October 31,	December 31,
	2009	2008	2007	2006	2007
Statement of Operations Data:
Revenues	$98,190	$—	$—	$—	$—
Cost of goods sold	84,057	—	—	—	—
Gross profit	14,133	—	—	—	—
Selling, general and administrative expenses	903	336	684	592	87
Operating income (loss)	13,230	(336)	(684)	(592)	(87)
Losses on derivative financial instruments	219	4,704	—	—	859
Interest expense	1,886	—	119	—	—
Net income (loss)	$11,230	$(4,827)	$(694)	$(540)	(608)
Net income (loss) per unit	$802.14	$(344.79)	$(694.00)	$(540.00)	$(43.43)
Balance Sheet Data:
Current assets	$26,701	$70	$37,634	$640	$30,312
Property and equipment, net	148,709	128,639	26,863	43	36,032
Total assets	177,284	130,109	65,671	965	67,548
Current liabilities	13,780	12,112	1,937	82	4,171
Long-term debt	89,910	54,957	—	—	—
Derivative financial instruments	3,818	4,494	—	—	—
Members’ equity	$69,776	$58,546	$63,734	$884	$63,378
We were formed on November 28, 2005, thus there is no financial information prior to this date. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for information regarding our exit from the development stage into production and operations.

Quarterly Financial Data
(Unaudited)
(Amounts In Thousands, Except Per Unit Amounts)

	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Revenues	$—	$—	$45,607	$52,583
Cost of goods sold	134	472	40,775	42,676
Gross profit (loss)	(134)	(472)	4,832	9,907
Selling, general and administrative expenses	107	335	195	266
Operating income (loss)	(241)	(807)	4,637	9,641
(Losses) gains on derivative financial instruments	(153)	1,214	(1,278)	(2)
Interest expense	—	150	921	815
Net (loss) income	$(354)	$285	$2,456	$8,843
Net (loss) income per unit	$(25.29)	$20.36	$175.43	$631.64
Quarterly Financial Data
(Unaudited)
(Amounts In Thousands, Except Per Unit Amounts)

	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Revenues	$—	$—	$—	$—
Cost of goods sold	—	—	—	—
Gross profit (loss)	—	—	—	—
Selling, general and administrative expenses	231	18	12	75
Operating loss	(231)	(18)	(12)	(75)
(Losses) gains on derivative financial instruments	(1,210)	1,426	(816)	(4,104)
Net (loss) income	$(1,255)	$1,425	$(827)	$(4,170)
Net (loss) income per unit	$(89.64)	$101.79	$(59.07)	$(297.86)
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “will,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report. We are not under any duty to update the forward-looking statements contained in this report. We cannot guarantee future results, levels of activity, performance or achievements. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits, completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.

Overview
One Earth Energy, LLC was formed on November 28, 2005. We were formed for the purpose of raising capital to develop, construct, own and operate a 100 million gallon per year ethanol plant in east central Illinois near Gibson City, Illinois. We emerged from the development stage and began producing ethanol and distillers grains at the plant in June 2009. Prior to this, our efforts were focused primarily on raising capital and constructing our ethanol plant.
Results of Operations
Comparison of Fiscal Years Ended December 31, 2009 and 2008
Revenues
During our fiscal year ended December 31, 2009, we transitioned from a development stage company to an operational company. Accordingly, we do not yet have comparable income, production and sales data for the year ended December 31, 2009 from our previous fiscal year.
Our revenues are derived from the sale of our ethanol and distillers grains. For the fiscal year ended December 31, 2009, we received approximately 85% of our revenue from the sale of fuel ethanol and approximately 15% of our revenue from the sale of distillers grains. During the early part of our 2009 fiscal year, the ethanol industry was enduring unfavorable operating conditions. Thus, we postponed our grind date until margins improved. Increased gasoline and ethanol prices towards the end of the second quarter of 2009 allowed the ethanol industry to realize more favorable margins. For the fiscal year ended December 31, 2009, the average selling price per gallon of ethanol was $1.65 and our sales were based upon approximately 50.6 million gallons of ethanol. For the fiscal year ended December 31, 2009, the average selling price per ton of distillers grains was $103.34 and our sales were based upon approximately 143,000 tons of distillers grains.
Management anticipates that ethanol prices will continue to change in relation to changes in corn and energy prices. These prices have been somewhat volatile due to the uncertainty that we are experiencing in the overall economy which has been affecting commodities prices for the last year. Further, difficult weather conditions during the harvest in the fall of 2009 resulted in increased corn prices. Management believes that there is currently a surplus of ethanol production capacity in the United States. We believe this has resulted in several ethanol producers decreasing ethanol and distillers grains production or halting operations altogether. The amount of this idled ethanol production capacity has changed throughout our 2009 fiscal year as a result of changes in the spread between corn prices and ethanol prices. Ethanol producers decreasing or ceasing production has an effect on the supply of ethanol in the market which can positively impact the price of ethanol. Much of this idled ethanol capacity could come back online within a reasonably short period of time which could negatively impact ethanol prices. We anticipate that the ethanol industry must continue to grow demand for ethanol in order to support current ethanol prices and retain profitability in the ethanol industry.
A debate continues with respect to changes in the allowable percentage of ethanol blended with gasoline for use in standard (non-flex fuel) vehicles. Currently, ethanol is blended with conventional gasoline for use in standard vehicles to create a blend which is 10% ethanol and 90% gasoline. Estimates indicate that approximately 135 billion gallons of gasoline are sold in the United States each year. However, gasoline demand may be shrinking in the United States as a result of the global economic slowdown. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.5 billion gallons per year. This is commonly referred to as the “blending wall,” which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. This is a theoretical limit because it is believed that it would not be possible to blend ethanol into every gallon of gasoline that is used in the United States and it discounts the possibility of additional ethanol used in higher percentage blends such as E85 used in flex fuel vehicles. Many in the ethanol industry believe that we will reach this blending wall in 2009 or 2010. The RFS mandate requires that 36 billion gallons of renewable fuels be used each year by 2022 which equates to approximately 27% renewable fuels used per gallon of gasoline sold. In order to meet the RFS mandate and expand demand for ethanol, management believes higher percentage blends of ethanol must be utilized in conventional automobiles. Such higher percentage blends of ethanol have continued to be a contentious issue. Automobile manufacturers and environmental groups are lobbying against higher percentage ethanol blends. State and federal regulations prohibit the use of higher percentage ethanol blends in conventional automobiles and vehicle manufacturers have indicated that using higher percentage blends of ethanol in conventional automobiles would void the manufacturer’s warranty. Without increases in the allowable percentage blends of ethanol, demand for ethanol may not continue to increase. Our financial condition may be negatively affected by decreases in the selling price of ethanol resulting from ethanol supply exceeding demand.

Management believes that the market prices for distillers grains change in relation to the prices of other animal feeds, such as corn and soybean meal. As a result of the current economic situation and its effect on commodities prices, there was a significant decrease in the market prices of corn and soybean meal starting in 2008. This resulted in a significant decrease in distillers grains prices. We believe that the negative effect of lower corn and soybean meal prices had on market distillers grains prices was somewhat offset by decreased distillers grains production by the ethanol industry during our 2009 fiscal year. Management believes that several ethanol producers decreased ethanol and distillers grains production or ceased production altogether during 2009 as a result of unfavorable operating conditions. Management believes this resulted in decreased distillers grains production which we believe had a positive impact on the market price of distillers grains.
We expect that revenues in future periods will be based upon production of approximately 100 million to 110 million gallons of ethanol per year. This expectation assumes that we will continue to operate at or near nameplate capacity, which is dependent upon the crush spread realized and other market conditions.
Cost of Goods Sold
Our cost of goods sold as a percentage of revenues was 85.6% for the fiscal year ended December 31, 2009. Our two primary costs of producing ethanol and distillers grains are corn costs and natural gas costs. Corn prices reached historical highs in June 2008, but have decreased since that time as stronger than expected corn yields materialized and the global financial crisis brought down the prices of most commodities generally. The cost of corn is the highest input to the plant and these uncertainties could dramatically affect our expected input cost. We expect continued volatility in the price of corn, which could significantly impact our cost of goods sold. Natural gas prices have declined following a peak in mid-2008. Management expects short-term natural gas prices to remain lower than historical levels.
Selling, General and Administrative Expense
Our selling, general and administrative expenses were $0.9 million for the fiscal year ended December 31, 2009 compared to $0.3 million for the fiscal year ended December 31, 2008. We experienced a significant increase in our operating expenses for the fiscal year ended December 31, 2009 compared to the same period of 2008 primarily due to an increase in our employees as a result of our plant becoming fully operational. Operating expenses include salaries and benefits of administrative employees, taxes, professional fees and other general costs. We expect these expenses, on an annualized basis, to be comparable to the fiscal year ended December 31, 2009 in future periods.
Operating Income
As a result of the foregoing, our income from operations for the fiscal year ended December 31, 2009 was approximately $13.2 million compared to a loss of $0.3 million for the fiscal year ended December 31, 2008.
Interest and Other Income
Interest and other income was $105,000 for the fiscal year ended December 31, 2009 and was consistent with the 2008 results. We do not expect interest and other income to be significant in subsequent periods.
Interest Expense
Interest expense was $1.9 million for the fiscal year ended December 31, 2009. We reported no interest expense for the fiscal year ended December 31, 2008. The increase was primarily attributable to the higher amounts of average debt outstanding we had upon the completion of construction of our ethanol plant. In addition, we did not capitalize interest during 2009 as we did in 2008 while we were completing the construction of our ethanol plant. Based on current interest rates and debt levels, we expect interest expense in 2010 to be in the range of $2.5 million to $3.0 million.

Losses on derivative financial instruments
We recognized losses of approximately $0.2 million and $4.7 million during the fiscal years ended December 31, 2009 and 2008, respectively related to interest rate swap agreements. In general, declining interest rates have a negative effect on our interest rate swaps as our swaps fixed the interest rate of variable rate debt. Should interest rates continue to decline, we would expect to experience continued losses on the interest rate swaps. We would expect to incur gains on the interest rate swaps should interest rates increase. We cannot predict the future movements in interest rates; thus, we are unable to predict the likelihood or amounts of future gains or losses related to interest rate swaps.
Net income/loss
As a result of the foregoing, net income for the fiscal year ended December 31, 2009 was $11.2 million, an increase of $16.0 million from a loss of $4.8 million for the fiscal year ended December 31, 2008.
Additional Information
The following table shows additional data regarding production and price levels for our primary inputs and products for the fiscal year ended December 31, 2009.

Fiscal Year Ended
December 31, 2009
Production:
Ethanol sold (gallons)	50,560,316
Distillers grains sold (tons)	143,095

Revenues:
Ethanol average price per gallon	$1.65
Distillers grains average price per ton	$103.34

Primary Inputs:
Corn ground (bushels)	18,600,712
Natural gas purchased (MMBTU)	1,483,285

Costs of Primary Inputs:
Corn average price per bushel ground	$3.613
Natural gas average price per MMBTU	$3.844

Other Costs:
Chemical and additive costs per gallon of ethanol sold	$0.051
Denaturant cost per gallon of ethanol sold	$0.040
Electricity cost per gallon of ethanol sold	$0.038
Direct labor cost per gallon of ethanol sold	$0.028
During the fiscal year ended December 31, 2009, the market price of ethanol varied between approximately $1.45 per gallon and approximately $2.15 per gallon. Our average price per gallon of ethanol sold was approximately $1.65. If our average price received per gallon of ethanol had been 10% lower, our net income for the fiscal year ended December 31, 2009 would have decreased by approximately $8.4 million assuming our other revenues and costs remained unchanged.

During the fiscal year ended December 31, 2009, the market price of distillers grains varied between approximately $89.00 per ton and approximately $162.00 per ton. Our average price per ton of distillers grains sold was approximately $103.34. If our average price received per ton of distillers grains had been 10% lower, our net income for the fiscal year ended December 31, 2009 would have decreased by approximately $1.5 million assuming our other revenues and costs remained unchanged.
During the fiscal year ended December 31, 2009, the market price of corn varied between approximately $3.04 per bushel and approximately $4.44 per bushel. Our average price per bushel of corn ground was approximately $3.61. If our average price paid per bushel of corn had been 10% higher, our net income for the fiscal year ended December 31, 2009 would have decreased by approximately $6,576,000 assuming our other revenues and costs remained unchanged.
During the fiscal year ended December 31, 2009, the market price of natural gas varied between approximately $2.05 per MMBTU and approximately $6.26 per MMBTU. Our average price per MMBTU of natural gas was approximately $3.84. If our average price paid per MMBTU of natural gas had been 10% higher, our net income for the fiscal year ended December 31, 2009 would have decreased by approximately $560,000, assuming our other revenues and costs remained unchanged.
We are currently operating at full, or nearly full, capacity. However, in the event that we decrease our production of ethanol, our production of distillers grains would also decrease accordingly. Such a decrease in our volume of production of ethanol and distillers grains would result in lower revenues. However, if we decreased production, we would require a corresponding decreased quantity of corn and natural gas, thereby lowering our costs of goods sold. Therefore, the effect of a decrease in our product volume would be largely dependent on the market prices of the products we produce and the inputs we use to produce our products at the time of such a production decrease. We anticipate operating at less than full capacity only if operating margins become unfavorable or we experience technical difficulties in operating the plant.
Comparison of Fiscal Years Ended December 31, 2008 and October 31, 2007
During our fiscal years ended December 31, 2008 and October 31, 2007, we were a development stage company and were primarily focused on the construction of our ethanol plant and other related issues. Accordingly, we do not have production, sales and related data for the years ended December 31, 2008 or October 31, 2007.
Selling, General and Administrative Expense
Our selling, general and administrative expenses were $0.3 million for the fiscal year ended December 31, 2008 compared to $0.7 million for the fiscal year ended October 31, 2007. The decrease is primarily related to higher legal and professional fees incurred for the fiscal year ended October 31, 2007 related to financing matters and negotiations with potential equity investors.
Interest and Other Income
Interest and other income was $213,000 for the fiscal year ended December 31, 2008 and was consistent with the fiscal year ended October 31, 2007 results.
Interest Expense
Interest expense was $119,000 for the fiscal year ended October 31, 2007 and related to interim financing needed while we were conducting efforts to attract and obtain equity financing. There was no interest expense reported for the fiscal year ended December 31, 2008 as we capitalized interest during that year since we were completing the construction of our ethanol plant.

Losses on derivative financial instruments
We recognized losses of approximately $4.7 million during the fiscal year ended December 31, 2008 related to interest rate swap agreements. Since we entered into the swap agreements subsequent to October 31, 2007, we reported no gains or losses from derivative financial instruments during the fiscal year ended October 31, 2007. In general, declining interest rates have a negative effect on our interest rate swaps as our swaps fixed the interest rate of variable rate debt. Should interest rates continue to decline, we would expect to experience continued losses on the interest rate swaps. We would expect to incur gains on the interest rate swaps should interest rates increase. We cannot predict the future movements in interest rates; thus, we are unable to predict the likelihood or amounts of future gains or losses related to interest rate swaps.
Net loss
As a result of the foregoing, net loss for the fiscal year ended December 31, 2008 was $4.8 million, an increase of $4.1 million from a loss of $0.7 million for the fiscal year ended October 31, 2007.
Discussion of Two Months Ended December 31, 2007
During the two months ended December 31, 2007, we incurred selling, general and administrative expenses of $0.1 million; these costs were associated with our planning and other activities related to plant construction. During the two months ended December 31, 2007, we recognized losses of approximately $0.9 million related to interest rate swap agreements. We spent approximately $6.6 million during the two months ended December 31, 2007 on capital expenditures as we began construction of our ethanol plant.
Changes in Financial Condition for the Fiscal Year Ended December 31, 2009
We experienced an increase in our current assets at December 31, 2009 compared to December 31, 2008. We experienced an increase of approximately $6.3 million in the value of our inventory at December 31, 2009 compared to December 31, 2008, as a result of the commencement of operations at our plant. Additionally, at December 31, 2009 we had trade accounts receivable of approximately $5.5 million compared to no trade accounts receivable at December 31, 2008; again, the result of the commencement of operations at our plant. We also had cash of $12.1 million at December 31, 2009, compared to cash of $0.02 million at December 31, 2008 as we generated cash from operations during the year ended December 31, 2009. We had prepaid and other current assets of $2.9 million at December 31, 2009, compared to $0.1 million at December 31, 2008; the increase results from activities associated with commencement of operations at our plant. At December 31, 2009, we had prepaid natural gas and other prepaid manufacturing supplies of $1.1 million and we also had property taxes refundable of $1.0 million.
We experienced an increase in our total current liabilities on December 31, 2009 compared to December 31, 2008. We experienced an increase of approximately $7.0 million in the current portion of our long term debt at December 31, 2009 compared to December 31, 2008 due to the conversion of our construction loan to a term loan with principal and interest payments becoming due on a quarterly basis commencing in July 2009. We also experienced an increase of approximately $3.1 million for accrued expenses at December 31, 2009 compared to December 31, 2008; and an increase of approximately $1.0 million in our accounts payable for corn purchases and other items at December 31, 2009 compared to December 31, 2008. All of these increases relate primarily to the commencement of operations at our plant. Such increases were partially offset by a decrease in our construction payable of approximately $9.8 million at December 31, 2009 compared to December 31, 2008.
We experienced an increase in our long-term liabilities as of December 31, 2009 compared to December 31, 2008. At December 31, 2009, we had approximately $89.9 million outstanding in the form of long-term loans, compared to approximately $55.0 million at December 31, 2008. This increase is attributed to cash we borrowed from our long-term loans to complete the construction of our facility and commence operations.

Critical Accounting Policies
We believe the application of the following accounting policies, which are important to our financial position and results of operations, require significant assumptions, judgments and estimates on the part of management. We base our assumptions, judgments, and estimates on historical experience, current trends and other factors that management believes to be relevant at the time our financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented in accordance with generally accepted accounting principles (GAAP). However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. Further, if different assumptions, judgments and estimates had been used, the results could have been different and such differences could be material. For a summary of all of our accounting policies, including the accounting policies discussed below, see Note 1 of the Notes to the Financial Statements. Management believes that the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain.
Inventory Reserves — Inventory is recorded at the lower of cost or market. The market value of inventory is often dependent upon fluctuating commodity prices. If these estimates are inaccurate, we may be exposed to market conditions that require an additional reduction in the value of certain inventories affected. We permanently write down inventory for items that have a cost greater than net realizable value. There were no inventory reserves or write downs at December 31, 2009 and December 31, 2008. Assumptions we use to estimate the necessary reserve or write down have not significantly changed over the last two fiscal years. The assumptions we currently use include our estimates of the selling prices of ethanol and distillers grains and the cost of corn.
Financial Instruments — Forward grain purchase and ethanol sale contracts are accounted for under the “normal purchases and normal sales” scope exemption of ASC 815, “Derivatives and Hedging” (“ASC 815”) because these arrangements are for purchases of corn and sales of ethanol that will be delivered in quantities expected to be used by us over a reasonable period of time in the normal course of business. We use derivative financial instruments to manage our balance of fixed and variable rate debt. We do not hold or issue derivative financial instruments for trading or speculative purposes. Interest rate swap agreements involve the exchange of fixed and variable rate interest payments and do not represent an actual exchange of the notional amounts between the parties. Our swap agreements were not designated for hedge accounting pursuant to ASC 815. The interest rate swaps are recorded at their fair values and the changes in fair values are recorded as gain or loss on derivative financial instruments in the accompanying statements of operations.
Recoverability of Long-Lived Assets —We review long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment testing for assets requires various estimates and assumptions, including an allocation of cash flows to those assets and, if required, an estimate of the fair value of those assets. Given the significant assumptions required and the possibility that actual conditions will differ, we consider the assessment of the recoverability of long-lived assets of property and equipment to be a critical accounting estimate. Any adverse change in the spread between ethanol and corn prices could result in impairment charges. Factors that affect the spread between ethanol and corn prices include overall market conditions for ethanol and corn, the availability and price of locally supplied corn and our ability to sell ethanol to existing customers.

Trends and Uncertainties Impacting the Ethanol Industry and Our Operations
We are subject to industry-wide factors, trends and uncertainties that affect our operating and financial performance. These factors include, but are not limited to, the available supply and cost of corn from which our ethanol and distillers grains are processed; the cost of natural gas, which we use in the production process; new technology developments in the industry; dependence on our ethanol marketer and distillers grains marketer to market and distribute our products; the intensely competitive nature of the ethanol industry; and possible changes in legislation/regulations at the federal, state and/or local level. These factors as well as other trends and uncertainties are described in more detail below.
Economic Downturn
The U.S. stock markets crumbled during the winter of 2009 upon the collapse of multiple major financial institutions, the federal government’s takeover of two major mortgage companies, Freddie Mac and Fannie Mae, and the President’s enactment of a $700 billion bailout plan pursuant to which the federal government directly invested in troubled financial institutions. Financial institutions across the country have lost billions of dollars due to the extension of credit for the purchase and refinance of over-valued real property. The U.S. economy is in the midst of a recession, with increasing unemployment rates and decreasing retail sales. These factors have caused significant economic stress and upheaval in the financial and credit markets in the United States, as well as abroad. Credit markets have tightened and lending requirements have become more stringent. Oil prices and demand for fuel has fluctuated greatly and generally trended downward during our 2009 fiscal year. We believe that these factors have contributed to a decrease in the prices at which we are able to sell our ethanol which may persist throughout all or parts of fiscal year 2010.
Corn Prices
Our cost of goods sold consists primarily of costs relating to the corn and natural gas supplies necessary to produce ethanol and distillers grains for sale. On December 10, 2009, the USDA released its Crop Production report, which estimated the 2009 grain corn crop at approximately 12.9 billion bushels, approximately 7% higher than the USDA’s estimate of the 2008 corn crop of 12.1 billion bushels. Corn prices reached historical highs in June 2008, but have come down sharply since that time as stronger than expected corn yields materialized and the global financial crisis brought down the prices of most commodities generally. We expect continued volatility in the price of corn, which could significantly impact our cost of goods sold. The number of operating ethanol plants nationwide has declined over the past year due to the economic down turn and failed risk taking by some large competitors.
The price at which we will purchase corn depends on prevailing market prices. There is no assurance that a corn shortage will not develop, particularly if there is an extended drought or other production problems in the 2010 crop year. We anticipate that our plant’s profitability could be negatively impacted during periods of high corn prices that are not offset by increased ethanol prices. Although we expect the negative impact on profitability resulting from high corn prices to be mitigated, in part, by the increased value of the distillers grains we intend to market (as the price of corn and the price of distillers grains tend to fluctuate in tandem), we still may be unable to operate profitably if high corn prices are sustained for a significant period of time.
Ethanol Industry Competition
We operate in a competitive industry and compete with a number of larger ethanol producers. The significant economic down turn in the ethanol industry has driven many large and small producers out of the industry. The ethanol industry is starting to emerge from the difficult collapse that has occurred since the commencement of our operations in June 2009.
Distillers Grains Marketing
With the advancement of research into the feeding of distillers grains based rations to poultry, swine and beef, we anticipate these markets will continue to expand, creating additional demand for distillers grains.
Technology Developments
One current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste, and energy crops. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn. Although current technology is not sufficiently efficient to be competitive, the United States Congress is consistently increasing the availability of incentives to promote the development of commercially viable cellulose based ethanol production technology.
Advances and changes in the technology used to produce ethanol may make the technology we are installing in our plant less desirable or obsolete. As of this date there are no known technologies that would cause our plant to become uncompetitive or completely obsolete.

Government Legislation and Regulations
The ethanol industry and our business are assisted by various federal ethanol supports and tax incentives, including those included in the Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007. Government incentives for ethanol production, including federal tax incentives, may be reduced or eliminated in the future, which could hinder our ability to operate at a profit. Federal ethanol supports, such as the renewable fuels standard (“RFS”), help support a market for ethanol that might disappear without this incentive; as such, a waiver of minimum levels of renewable fuels included in gasoline could have a material adverse effect on our results of operations. The elimination or reduction of tax incentives to the ethanol industry, such as the VEETC available to gasoline refiners and blenders, could reduce the market for ethanol, causing prices, revenues, and profitability to decrease. VEETC is set to expire on December 31, 2010.
Liquidity and Capital Resources
Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities and cash from our operations to continue to operate the ethanol plant for the next 12 months. We do not anticipate seeking additional equity or debt financing during our 2010 fiscal year. However, should we experience unfavorable operating conditions in the future, we may have to secure additional debt or equity sources for working capital or other purposes.
As a result of current conditions in the ethanol market that have presented favorable operating conditions, we have been able to eliminate any borrowing from our revolving line of credit. However, should we experience unfavorable operating conditions in the ethanol industry that prevent us from profitably operating the ethanol plant; we could have difficulty maintaining our liquidity.
Cash Flows Provided By/ Used in Operating Activities
Net cash provided by operating activities was approximately $4.8 million for the fiscal year ended December 31, 2009 compared to cash used of approximately $0.1 million for the fiscal year ended December 31, 2008. For the fiscal year ended December 31, 2009, cash was provided by net income of $11.2 million, adjusted for non-cash items of $4.6 million, which consisted of depreciation and amortization and changes in the fair value of derivative financial instruments. Increases in accounts receivable, inventory and prepaid expenses and other assets used cash of $5.5 million, $6.3 million and $3.4 million, respectively, a result of the plant becoming operational during the current year. In addition, increases in accounts payable, accrued real estate taxes and other liabilities provided cash of $1.0 million, $1.9 million and $1.1 million, respectively, a result of the plant becoming operational during the current year.
Net cash used in operating activities was $0.1 million for the fiscal year ended December 31, 2008 compared to $0.6 million for the fiscal year ended October 31, 2007. For the fiscal year ended December 31, 2008, cash was used by net loss of $4.8 million, adjusted for non-cash items of $4.7 million, which consisted of depreciation and amortization and changes in the fair value of derivative financial instruments.
Cash Flows Used in Investing Activities
Net cash used in investing activities was approximately $24.9 million for the fiscal year ended December 31, 2009 compared to approximately $86.2 million for the fiscal year ended December 31, 2008. The majority of these cash flows related to the construction of our ethanol plant during 2008 and 2009.
Net cash used in investing activities was approximately $86.2 million for the fiscal year ended December 31, 2008 compared to approximately $26.1 million for the fiscal year ended October 31, 2007. The majority of these cash flows related to the construction of our ethanol plant during 2007 and 2008.

Cash Flows Provided by Financing Activities
Net cash provided by financing activities was approximately $32.2 million for the fiscal year ended December 31, 2009 compared to approximately $56.0 million for the fiscal year ended December 31, 2008. Borrowings on our construction loan were $39.2 million during the fiscal year ended December 31, 2009. As we converted the construction loan into a term loan during the fiscal year ended December 31, 2009, we made principal payments of $7.0 million on the term loan.
Net cash provided by financing activities was approximately $56.0 million for the fiscal year ended December 31, 2008 compared to approximately $63.7 million for the fiscal year ended October 31, 2007. Borrowings on our construction loan were $56.0 million during the fiscal year ended December 31, 2008, used to fund expenditures incurred with the construction of our ethanol plant.
Credit Facilities
On September 20, 2007, we entered into a loan agreement with First National Bank of Omaha establishing a senior credit facility for the construction of our plant. The credit facility was in the amount of $111,000,000 consisting of a $100,000,000 construction note, a $10,000,000 revolving line of credit and a $1,000,000 letter of credit. In September 2008, we extended the $10,000,000 revolving line of credit to expire in September 2009, which is subject to certain borrowing base limitations. In September 2009, we extended this revolving line of credit to expire in September 2010. In September 2010, we extended this revolving line of credit to expire in May 2011. At December 31, 2009, there were no outstanding borrowings on the revolving line of credit. We are subject to certain financial covenants under the loan agreement. The most restrictive of which are debt service coverage ratio requirements, net worth requirements and working capital requirements. We are required to maintain a fixed charge coverage ratio of no less than 1.25:1.0 for all periods after July 31, 2009. For the first fiscal quarter after July 31, 2009 our fixed charge coverage ratio is measured on a rolling one quarter basis, for the second fiscal quarter after July 31, 2009 our fixed charge coverage ratio is measured on a rolling two quarter basis, and for the third fiscal quarter after July 31, 2009 our fixed charge coverage ratio is measured on a rolling three quarter basis. Thereafter, our fixed charge coverage ratio will be measured on a rolling four quarter basis. Our fixed charge coverage ratio is calculated by comparing our “adjusted” EBITDA, meaning EBITDA less taxes, capital expenditures and allowable distributions, to our scheduled payments of the principal and interest on our obligations to our lender, other than principal repaid on our revolving loan and long term revolving note. For the period ended December 31, 2009, our fixed charge coverage ratio was 3.67:1.0.
We are also required to maintain a minimum net worth of approximately $58.5 million. It shall be measured annually at the end of each fiscal year. In subsequent years, our minimum net worth requirement will increase by the greater of $500,000 or the amount of undistributed earnings accumulated during the prior fiscal year. At December 31, 2009, our net worth was approximately $69.8 million.
We are also required to maintain a minimum amount of working capital, which is calculated as our current assets plus the amount available for drawing under our Long Term Revolving Note, less current liabilities. From November 1, 2009 through February 28, 2010, our minimum working capital had to be $4,000,000. Beginning March 1, 2010 through July 31, 2010, our minimum working capital must be $7,000,000. After August 1, 2010, our minimum working capital must be $10,000,000. At December 31, 2009, our working capital was approximately $22.7 million.
Outlook
We believe we have sufficient working capital and credit availability to fund our commitments and to maintain our operations at their current levels for the next twelve months and foreseeable future. We plan to construct corn silos at our plant during 2010; we expect to use cash from operations to pay for these capital expenditures, which we anticipate will cost approximately $5 million.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations
In the ordinary course of business, we enter into agreements under which we are obligated to make legally enforceable future cash payments. These agreements include obligations related to purchasing inventory, incurring indebtedness, interest rate management and utility agreements.
The following table summarizes by category expected future cash outflows associated with contractual obligations in effect as of December 31, 2009 (amounts in thousands):

	Payment due by period
		Less
		than 1	1-3	3-5	More than
Contractual Obligations	Total	Year	Years	Years	5 Years
Lease obligations (a)	$59	$20	$39	$—	$—
Forward corn purchase contracts	12,448	12,448	—	—	—
Long-term debt obligations	97,999	8,089	30,735	59,175	—
Interest on variable rate debt (b)	12,816	3,186	8,024	1,606	—
Other (c)	6,457	1,480	2,750	1,314	913

Total (d)	$129,779	$25,223	$41,548	$62,095	$913

(a)	Amounts include rentals of $20,000 per year for the lease of our well site.

(b)	The interest rates effective as of December 31, 2009 for variable rate loans were used to calculate future payments of interest on variable rate debt.

(c)	Amounts represent payments due related to railcar agreements and utility agreements.

(d)
We are not able to determine the likely settlement period, if any, for interest rate swaps, accordingly, $5,231,000 of liabilities for derivative financial instruments have been excluded from the table above.

Seasonality of Ethanol Sales
We experience some seasonality of demand for our ethanol. Since ethanol is predominantly blended with conventional gasoline for use in automobiles, ethanol demand tends to shift in relation to gasoline demand. As a result, we experience some seasonality of demand for ethanol in the summer months related to increased driving. In addition, we experience some increased ethanol demand during holiday seasons related to increased gasoline demand.
Impact of Inflation
The impact of inflation has not been material to our results of operations for the past three fiscal years.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to the impact of market fluctuations associated with interest rates and commodity prices as discussed below.
Interest Rate Risk
We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding term and revolving loans that bear variable interest rates. Specifically, we have approximately $98.0 million outstanding in debt as of December 31, 2009, all of which is variable-rate. Interest rates on our variable-rate debt are determined based upon the market interest rate of LIBOR plus 300 to 310 basis points. A 10% adverse change (for example from 4.0% to 4.4%) in market interest rates would affect our interest cost on such debt by approximately $0.3 million per year in the aggregate.
We entered into two forward interest rate swaps in the notional amounts of $50.0 million and $25.0 million with the First national Bank of Omaha during the fiscal years ended December 31, 2008 and 2007. The $50.0 million swap fixed the variable interest rate of a portion of our term loan at 7.9%, while the $25.0 million swap fixed the variable interest rate of a portion of our term loan at 5.49%. The swap settlements commenced on July 31, 2009; the $50.0 million swap terminates on July 8, 2014 and the $25.0 million swap terminates on July 31, 2011. A hypothetical 10% change (for example, from 4.0% to 3.6%) in market interest rates at December 31, 2009 would change the fair value of the interest rate swaps by approximately $0.5 million.
Commodity Price Risk
We do not employ derivative instruments such as futures and options to hedge our commodity price risk. Our strategy is to “flat price” a portion of our electricity and natural gas requirements, and to purchase the remainder on a floating index. We purchase all of our corn through Alliance Grain.
A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the fair value of our corn and natural gas prices and average ethanol price as of December 31, 2009. The volumes are based on our actual use and sale of these commodities for the year ended December 31, 2009. The results of this analysis are as follows:

			Hypothetical	Approximate
	Volume for the year ended		Adverse Change in	Adverse Change to
	December 31. 2009	Unit of Measure	Price	Income
Natural Gas	1,483,285	MMBtu	10%	$570,000
Ethanol	50,560,316	Gallons	10%	$8,342,000
Corn	18,600,712	Bushels	10%	$6,720,000

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ONE EARTH ENERGY, LLC
BALANCE SHEETS
(Amounts in Thousands)

	December 31,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$12,099	$16
Accounts receivable	5,457	—
Inventory	6,290	—
Prepaid expenses	1,579	54
Other current assets	1,276	—

Total current assets	26,701	70
Property and equipment, net	148,709	128,639
Deferred financing costs, net	1,259	1,364
Restricted cash	20	20
Other assets	595	16

Total assets	$177,284	$130,109

Liabilities and equity:
Current liabilities:
Accounts payable, trade	$1,016	$7
Construction payable	—	9,750
Current portion of long-term debt	8,089	1,085
Accrued real estate taxes	1,930	7
Derivative financial instruments	1,413	1,069
Other current liabilities	1,332	194

Total current liabilities	13,780	12,112

Long-term liabilities:
Long-term debt	89,910	54,957
Derivative financial instruments	3,818	4,494

Total long-term liabilities	93,728	59,451

Commitments and contingencies

Members’ equity:
Members’ capital (13,781 units issued and outstanding in 2009 and 2008 )	65,215	65,215
Retained earnings (accumulated deficit)	4,561	(6,669)

Total members’ equity	69,776	58,546

Total liabilities and equity	$177,284	$130,109

See notes to financial statements.

ONE EARTH ENERGY, LLC
STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Per Unit Amounts)

				Transition
				Period Two
	Year Ended		Year Ended	Months Ended
	December 31,		October 31,	December 31,
	2009	2008	2007	2007

Revenues	$98,190	$—	$—	$—
Cost of sales	84,057	—	—	—

Gross profit	14,133	—	—	—
Selling, general and administrative expenses	(903)	(336)	(684)	(87)

Operating income (loss)	13,230	(336)	(684)	(87)
Interest and other income	105	213	109	338
Interest expense	(1,886)	—	(119)	—
Losses on derivative financial instruments, net	(219)	(4,704)	—	(859)

Net income (loss)	$11,230	$(4,827)	$(694)	$(608)

Weighted average units outstanding — basic and diluted	14	14	1	14

Basic and diluted net income (loss) per unit	$802.14	$(344.79)	$(694.00)	$(43.43)

See notes to financial statements.

ONE EARTH ENERGY, LLC
STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

				Transition
				Period Two
	Year Ended		Year Ended	Months Ended
	December 31,		October 31,	December 31,
	2009	2008	2007	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$11,230	$(4,827)	$(694)	$(608)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	4,949	18	3	—
Derivative financial instruments	(332)	4,704	—	859
Expiration of land option	—	—	17	—
Changes in assets and liabilities:
Accounts receivable, net	(5,457)	(4)	—	(4)
Inventory, net	(6,290)	—	—	—
Prepaid expenses and other assets	(3,381)	11	(20)	(19)
Accounts payable, trade	1,009	(12)	43	(122)
Accrued real estate taxes	1,923	—	—	—
Other current liabilities	1,138	(4)	51	153

Net cash provided by (used in) operating activities	4,789	(114)	(600)	259

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	—	(20)	—	—
Payments for land options	—	—	(10)	—
Capital expenditures	(24,879)	(86,143)	(26,076)	(6,637)

Net cash used in investing activities	(24,879)	(86,163)	(26,086)	(6,637)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for financing costs	(35)	—	(1,174)	(190)
Payments for deferred offering costs	—	—	(598)	(5)
Payments due to rescinders	—	—	44	—
Proceeds from long-term debt	39,208	56,042	1,010	—
Member contributions	—	—	64,378	253
Payments of long-term debt	(7,000)	—	—	(1,010)

Net cash provided by (used in) financing activities	32,173	56,042	63,660	(952)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,083	(30,235)	36,974	(7,330)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	16	30,251	607	37,581

CASH AND CASH EQUIVALENTS, END OF YEAR	$12,099	$16	$37,581	$30,251

Non cash activities — Accrued capital expenditures	$—	$—	$753	$2,563
Non cash activities — Payable related to plant construction refinanced to long-term debt	$—	$9,750	$—	$—
Non cash activities — Member unit recissions in accounts payable	$—	$—	$45	$—
Non cash activities — Deferred offering costs included in accounts payable	$—	$—	$24	$—
Non cash activities — Deferred offering costs offset against member contributions	$—	$—	$834	$—
Non cash activities — Deposit applied to land purchase	$—	$—	$30	$—
See notes to financial statements.

ONE EARTH ENERGY, LLC
STATEMENTS OF CHANGES IN MEMBERS’ EQUITY
(Amounts in thousands)

		Accumulated Earnings
	Members’ Capital	(Deficit)	Total
Balance October 31, 2006	$1,425	(540)	885
Contributions from members	64,620		64,620
Unit subscriptions receivable	(253)		(253)
Costs of raising equity capital	(834)		(834)
Net loss		(694)	(694)
Units exchanged for lease agreement	10	—	10

Balance October 31, 2007	64,968	(1,234)	63,734
Contributions from members	252		252
Offering costs	(5)	—	(5)
Net loss for two months ended December 31, 2007	—	(608)	(608)

Balance, December 31, 2007	65,215	(1,842)	63,373
Net loss for year ended December 31, 2008	—	(4,827)	(4,827)

Balance, December 31, 2008	65,215	(6,669)	58,546
Net income for year ended December 31, 2009	—	11,230	11,230

Balance, December 31, 2009	$65,215	$4,561	$69,776

See notes to financial statements.

ONE EARTH ENERGY, LLC
Notes to Financial Statements
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
One Earth Energy, LLC (the “Company”), was organized on November 28, 2005, as an Illinois limited liability company. The Company is a majority-owned subsidiary of Farmers Energy One Earth, LLC (“Farmers Energy”), which is an indirect, wholly owned, subsidiary of REX American Resources Corporation. The Company was formed to construct, own, and operate a 100 million gallon design capacity ethanol production facility located near Gibson City, Illinois. The Company financed construction of the facility through member equity contributions and from bank financing. The Company exited the development stage and began production of fuel ethanol and other ethanol co-products in late June 2009. The Company operates in one reportable segment, alternative energy.
Fiscal Reporting Period
The Company originally adopted a fiscal year ending October 31 for financial reporting purposes, but the Company elected to change its fiscal year end to December 31, effective November 1, 2007.
Accounting Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Concentration of Credit Risk
The Company maintains cash and cash equivalents in accounts with financial institutions, which, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company does not believe there is significant credit risk associated with its cash and cash equivalents.
Three customers accounted for approximately 86% of the Company’s sales during 2009. At December 31, 2009, three customers comprised approximately 83% of the Company’s accounts receivable balance.
Cash Equivalents
All highly liquid investments with a maturity of three months or less at the time of purchase are considered to be cash equivalents.
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is determined using the straight-line method for financial reporting purposes over the estimated useful lives of the assets ranging from five to 40 years. The Company capitalizes interest on its construction in progress activities. The Company capitalized $1,530,126 and $1,080,148 of interest during the years ended December 31, 2009 and 2008, respectively. The Company capitalized $27,000 and $42,000 of interest during the year ended October 31, 2007 and the two month period ended December 31, 2007, respectively.
The Company evaluates the recoverability of the carrying amount of long-lived assets (including property and equipment) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company evaluates events or changes in circumstances based on historical operating results, business plans, general and industry trends and forecasted cash flows. Impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of an asset exceeds its fair value. No long-lived asset impairment charges were recorded during 2009, 2008, the year ended October 31, 2007, or the two month period ended December 31, 2007.

Interest Rate Swap
The interest rate swap is recorded at fair value and is included in the accompanying balance sheets as “Interest rate swap derivative liability.” Changes in the fair value of the interest rate swap (net of settlements) are reported in current period earnings since the interest rate swap was not designated as a cash flow hedge (see Note 5).
Deferred Financing Costs
Costs incurred in connection with the acquisition of financing for the facility were deferred and amortized over the term of the respective financing using the effective interest method. Accumulated amortization was approximately $140,000 and $0 at December 31, 2009 and 2008, respectively. Future amortization of deferred financing costs is as follows(amounts in thousands):

Years Ended December 31,	Amortization

2010	$315
2011	286
2012	248
2013	213
2014	197

Total	$1,259

Inventories
Inventories are stated at the lower of cost or market using the first-in, first-out method. Inventory includes direct production costs and certain overhead costs, such as depreciation, property taxes, and utilities related to producing ethanol and related by-products. Reserves are established, if necessary, for obsolescence and estimated net realizable value based upon recent commodity prices. No reserves were recorded at December 31, 2009 and 2008. The components of inventory are as follows (amounts in thousands):

December 31, 2009

Ethanol and other finished goods, net	$1,558
Work in process, net	1,235
Grain and other raw materials	3,497

Total	$6,290

Revenue Recognition
The Company recognizes sales from the production of ethanol and distillers grains when title transfers to customers upon shipment from the Company’s plant. Shipping and handling charges to ethanol customers are included in revenues. Revenues by product are as follows (amounts in thousands):

Year Ended December 31,2009

Ethanol	$83,402
Dried distillers grains	14,705
Other	83

Total	$98,190

Cost of Sales
Cost of sales includes depreciation, costs of raw materials, inbound freight charges, purchasing and receiving costs, inspection costs, shipping costs, other distribution expenses, warehousing costs, plant management, certain compensation costs, and general facility overhead charges.
Selling, General and Administrative Expenses
The Company includes non-production related costs such as professional fees and certain payroll in selling, general and administrative expenses.
Income Taxes
The Company is organized as a limited liability company. This provides that in lieu of corporation income taxes, the members are to account separately for their proportionate share of the Company’s items of income, deductions, losses, and credits. Therefore, these financial statements do not include a provision for federal income taxes.
The Company is required to file and pay Illinois taxes at a rate of 1.5% of adjusted taxable income, which approximates federal taxable income. This tax is not passed on to members. No income taxes were paid during 2009, 2008, 2007 or 2006.
Impact of New Accounting Pronouncements
Effective, July 1, 2009, the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) became the single official source of authoritative, nongovernmental accounting principles generally accepted in the United States of America (GAAP). The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP. The Company’s accounting policies were not affected by the conversion to ASC.
In September 2006, the FASB issued a new accounting standard regarding the accounting for fair value measurements and disclosures. This standard defines the fair value of financial and nonfinancial assets and liabilities, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This standard applies to fair value measurements that are already required or permitted by existing standards except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value and eliminates the Emerging Issues Task Force guidance that prohibited recognition of gains or losses at the inception of derivative financial instrument transactions whose fair value is estimated by applying a model. This standard clarifies that fair value is the amount that would be exchanged to sell an asset or transfer a liability, in an orderly transaction between market participants. This standard is effective for the Company’s year ended December 31, 2008. On November 14, 2007, the FASB approved to defer the effective date for all nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. The Company adopted this guidance, as it relates to nonfinancial assets and liabilities as of January 1, 2009 (see Note 6).
In March 2008, the FASB issued a new accounting standard regarding the accounting for derivatives and hedging. This standard requires, among other things, enhanced disclosure about the volume and nature of derivative and hedging activities and a tabular summary showing the fair value of derivative instruments included in the statement of financial position and statement of operations. This standard also requires expanded disclosure of contingencies included in derivative instruments related to credit risk. This guidance is effective for the Company’s year ended December 31, 2009. The adoption of this standard did not have a material effect on the Company’s financial statements other than providing certain enhanced disclosures (see Note 5).
In May 2009, the FASB issued a new accounting standard regarding the accounting for subsequent events, which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This standard is effective for periods ending after June 15, 2009. The adoption of this standard did not have a material effect on the Company’s financial statements other than providing certain enhanced disclosures.

Net Income or Loss per Unit
Basic net income or loss per unit is computed by dividing net income or loss by the weighted average number of members’ units outstanding during the period. Diluted net income or loss per unit is computed by dividing net income or loss by the weighted average number of members’ units and members’ unit equivalents outstanding during the period. There were no member unit equivalents outstanding during the periods presented; accordingly, the Company’s basic and diluted net income or loss per unit are the same.
Comprehensive Income (Loss)
For all periods presented, net income (loss) equals comprehensive income (loss) as the Company had no income or expense items that were not reported on the statement of operations.
2. PROPERTY AND EQUIPMENT
In May 2007, the Company entered into an agreement with Fagen, Inc. (“Fagen”), the designer/builder of the Company’s fuel ethanol plant (the “Plant”). Fagen was responsible for all engineering, labor, materials, and equipment to design, construct, startup, and achieve guaranteed performance criteria of the Plant. The contract price was $120 million, subject to adjustments as provided by the general conditions of the agreement. Construction of the plant began in October 2007, and was substantially completed in July 2009. See Note 7 for a discussion of related-party transactions. A summary of property and equipment at December 31, 2009 and 2008, is as follows:

	2009	2008

Land and land improvements	$14,317	$10,334
Plant and equipment	117,442	—
Buildings	21,237	452
Office equipment	519	170
Construction in process	24	117,705

Gross property and equipment	153,539	128,661
Less: accumulated depreciation	(4,830)	(22)

Net property and equipment	$148,709	$128,639

3. MEMBERS’ EQUITY
The Company has one class of membership units, which include certain transfer restrictions as specified in the operating agreement and pursuant to applicable tax and securities laws. Income and losses are allocated to all members based upon their respective percentage of units held. In February 2006, the Company raised $1,425,000 from five seed capital investors in exchange for 855 Class A units. The Company filed a Form SB-2 Registration Statement with the Securities and Exchange Commission (“SEC”). The original offering was for a minimum of 6,020 Class B units and up to 12,020 Class B units at $5,000 per unit for minimum offering proceeds of $30,100,000 and maximum offering proceeds of $60,100,000, before any costs of raising capital. The registration became effective November 7, 2006.

In June 2007, the Company filed an amendment to its Form SB-2 Registration Statement with the SEC. The new offering was for a minimum of 12,891 units and up to 14,000 units at $5,000 per unit for minimum offering proceeds of $64,455,000 and maximum offering proceeds of $70,000,000, before any costs of raising capital. As a result of the amendments to the amended and restated operating agreement as required by the Farmers Energy agreement (discussed below), the separate classes of units were eliminated and the Company now has one class of units.
In May 2007, the Company entered into an agreement with Farmers Energy, a subsidiary of REX American Resources Corporation, whereby Farmers Energy agreed to purchase a minimum of 7,011 units for a minimum purchase price of $35,055,000 and a maximum of 12,491 units for a maximum purchase price of $62,455,000. The actual number of units purchased by Farmers Energy was dependent upon the number and amount of rescissions resulting from a rescission offer, as described below, and the total number of new subscribers. Farmers Energy has the right to appoint a majority of the board members of the Company and has the majority vote regardless of the number of board members.
In July 2007, The Company conducted a rescission offer with the current subscribers due to the Company changing the terms of the initial public offering. A total of 171 subscribers with 2,602 units chose to withdraw their subscriptions and have their deposits returned totaling $1,330,500, plus interest. On October 31, 2007, after meeting the terms of the escrow agreement, the Company terminated its escrow account and the offering proceeds were released to the Company. The Company closed the public offering on November 7, 2007. As of December 31, 2009, the Company had issued 13,781 units totaling $66,055,000 ($65,215,000 net of issuance costs). Through December 31, 2009, the Company had not made any distributions to members for income tax payments or other purposes.
4. LONG-TERM DEBT
In September 2007, the Company entered into an $111,000,000 financing agreement consisting of a construction loan agreement for $100,000,000 together with a $10,000,000 revolving loan and a $1,000,000 letter of credit with First National Bank of Omaha (the “Bank”). The construction loan was converted into a term loan on July 31, 2009, and bears interest at rates ranging from London InterBank Offered Rate (LIBOR), plus 300 basis points to LIBOR, plus 310 basis points. The term loan is secured by all of the Company’s assets. Pursuant to the terms of the loan agreement with the Bank, the Company has certain restrictions on its distributions to members based upon taxable income and net income in a given period. The Company’s restricted net assets total approximately $66.0 million at December 31, 2009. Such net assets may not be paid in the form of dividends or advances to members per the terms of the loan agreement with First National Bank of Omaha.
Beginning with the first quarterly payment on October 8, 2009, payments are due in 19 equal quarterly payments of principal and accrued interest, with the principal portion calculated based on a 120-month amortization schedule. One final installment will be required on the maturity date, July 8, 2014, for the remaining unpaid principal balance with accrued interest.
The term loan is secured by all property of the Company, regardless of date acquired. As of December 31, 2009, approximately $98,000,000 was outstanding on the term loan. The Company is also subject to certain financial covenants under the loan agreement, including required levels of Earnings Before Interest, Taxes, Depreciation, and Amortization, debt service coverage ratio requirements, net worth requirements, and other common covenants. The Company was in compliance with all covenants at December 31, 2009.
The Company paid approximately $1,398,717 to the Bank and other parties since inception for various fees associated with the construction and term loan commitment. These amounts were recorded as prepaid loan fees by the Company in the accompanying balance sheets; such amounts are amortized using the effective interest method, beginning with the first payment on the term loan and ending with the term loan maturity date. The carrying values of the construction loan and term loan approximate fair value at December 31, 2009. In accordance with the agreement, the Company entered into an interest rate swap contract to minimize its interest risk exposure (see Note 5).

Annual expected maturities on notes payable at December 31, 2009, are as follows (amounts in thousands):

Years Ended December 31,	Maturities

2010	$8,089
2011	9,311
2012	10,497
2013	10,927
2014	59,175

Total	$97,999

The Company has no outstanding borrowings on the $10,000,000 revolving loan as of December 31, 2009. The Company has issued letters of credit that total approximately $543,000 outstanding as of December 31, 2009. The maximum amount borrowed under the revolving loan in 2009 was $2,000,000.
5. FINANCIAL INSTRUMENTS
The Company uses derivative financial instruments to manage the balance of fixed- and variable-rate debt. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. Interest rate swap agreements involve the exchange of fixed- and variable-rate interest payments and do not represent an actual exchange of the notional amounts between the parties. The swap agreements were not designated for hedge accounting pursuant to accounting standards.
The Company entered into a forward interest rate swap with First National Bank of Omaha in the notional amount of $50 million during 2007 (a requirement of the construction and term loan agreement) and in the notional amount of $25 million during 2008. The swaps fixed the interest rate on $50 million and $25 million of the term loan at 7.9% and 5.49%, respectively. The 2007 swap was effective as of December 11, 2007, swap settlements commenced as of July 31, 2009, and the termination date is July 8, 2014. The 2008 swap was effective as of December 11, 2008, swap settlements commenced as of July 31, 2009, and the termination date is July 31, 2011. During 2009, swap settlement payments to the counterparty totaled approximately $551,000.
At December 31, 2009, the Company recorded a liability of approximately $5.2 million related to the fair value of the swap. The Company believes the risk of nonperformance by the counterparty with this agreement is not material to the financial statements.
The notional amounts and fair values of derivatives, all of which are not designated as cash flow hedges at December 31, 2009 are summarized in the table below (amounts in thousands):

	Notional	Fair Value
	Amount	Liability

Interest rate swaps	$73,469	$5,231
As the interest rate swaps are not designated as cash flow hedges, the unrealized gain and loss on the derivatives is reported in current earnings and is included in gains or losses on derivative financial instruments. The Company reported losses of approximately $219,000 and $4,704,000 in 2009 and 2008, respectively.

6. FAIR VALUE
Effective January 1, 2008, the Company adopted accounting standards which provide a framework for measuring fair value under GAAP. The accounting standard defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The accounting standard also eliminated the deferral of gains and losses at inception of certain derivative contracts whose fair value was not evidenced by market observable data. The accounting standards requires that the impact of this change in accounting for derivative contracts be recorded as an adjustment to beginning retained earnings in the period of adoption. There was no impact on the beginning balance of retained earnings as a result of adopting this accounting standard because the Company held no financial instruments in which a gain or loss at inception was deferred.
Effective January 1, 2008, the Company began determining the fair market values of its financial instruments based on the fair value hierarchy established in the accounting standards which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standards describe three levels of inputs that may be used to measure fair values which are provided below. The Company carries derivative assets and liabilities at fair value.
Level 1 — Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as certain U.S. Treasury securities that are highly liquid and are actively traded in over-the-counter markets.
Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally or corroborated by observable market data.
Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methods, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. Unobservable inputs shall be developed based on the best information available, which may include the Company’s own data.
The fair values of derivative assets and liabilities traded in the over-the-counter market are determined using quantitative models that require the use of multiple market inputs, including interest rates, prices, and indices to generate pricing and volatility factors, which are used to value the position. The predominance of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions, and third-party pricing services. Estimation risk is greater for derivative asset and liability positions that are either option based or have longer maturity dates where observable market inputs are less readily available or are unobservable, in which case interest rate, price, or index scenarios are extrapolated in order to determine the fair value. The fair values of derivative assets and liabilities include adjustments for market liquidity, counterparty credit quality, the Company’s own credit standing, and other specific factors, where appropriate. Financial liabilities measured at fair value at December 31, 2009, on a recurring basis are summarized below:

	Level 1	Level 2	Level 3	Fair Value

Derivative liabilities	$—	$5,231	$—	$5,231
No financial instruments were elected to be measured at fair value in accordance with the accounting standards. Financial assets and liabilities measured at fair value on a recurring basis at December 31, 2008 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Fair Value

Derivative liabilities	$—	$5,563	$—	$5,563

7. RELATED-PARTY TRANSACTIONS
The Company entered into a design-build contract with Fagen, an equity investor in the Company, for the design and construction of the ethanol plant. The Company has paid approximately $120.2 million at December 31, 2009, to Fagen.
During 2009, the Company purchased approximately $69.2 million of corn from the Alliance Grain Company (“Alliance Grain”), an equity investor. The Company leases land from a related party on which it has constructed water wells. The lease allows the Company to use the land for 99 years. Annual payments of $20,000 are due the first day of each calendar year through January 1, 2011. One final payment of $19,000 is due January 1, 2012.
During 2009, the Company used the services of the Bloomer Line to move railcars to ship ethanol. An officer of the Company is the acting general manager of the Bloomer Line. During 2009, the Company paid the Bloomer Line approximately $157,000 for such services.
8. COMMITMENTS AND CONTINGENCIES
The Company has forward purchase contracts for 3,500,500 bushels of corn, the principal raw material for its ethanol plant. The Company expects to take delivery of the corn by March 2010. The unrealized gain of such contracts is approximately $1.9 million at December 31, 2009.
The Company has sales commitments for 10,347,000 gallons of ethanol and 25,168 tons of distillers grains. The Company expects to deliver the ethanol and the distillers grains by March 2010. The unrealized loss of such contracts is approximately $2.0 million at December 31, 2009.
Forward grain purchase and ethanol sale contracts are accounted for under the “normal purchases and normal sales” scope exemption of the accounting standards because these arrangements are for purchases of grain and sales of ethanol and distillers grains that will be delivered in quantities expected to be used by the Company over a reasonable period of time in the normal course of business.
The Company has entered into an agreement with an unrelated party for the use of a portion of the party’s natural gas pipeline. The term of the agreement is 10 years, and the amount is $4,380,000, which is spread over 120 equal payments of $36,500. Payments began in February 2009.
The Company has entered into an agreement with an unrelated party for the lease of 150 railcars that will be used to ship ethanol. The lease is set to expire on May 31, 2012, with an automatic 36-month extension, unless notified in writing 60 days prior to the initial expiration date. The Company pays a monthly lease amount per railcar. The Company paid $343,849 pursuant to the lease in 2009.
The Company has a nonexclusive contract with an unrelated party (“Ethanol Marketer”) for ethanol marketing services. Under the terms of the contract, the Ethanol Marketer will purchase some of the Company’s ethanol production during the term of the contract. The Company will pay a fee of $0.005 per net gallon of ethanol for the Ethanol Marketer’s services during the term of the contract. The contract matures December 1, 2012, with automatic renewals for one year, unless the Company provides written notice of at least 90 days prior to the end of the initial term.
The Company has a contract with an unrelated party (“Distillers Grains Marketer”) for distillers grains marketing services. Under the terms of the contract, the Distillers Grains Marketer will purchase all of the Company’s distillers grain production during the term of the contract. The Company will pay a fee of $0.75 to $3 per ton of distillers grains for the Distillers Grains Marketer’s services during the term of the contract. The contract matures July 1, 2012.
The Company has a grain origination agreement with Alliance Grain, under which it purchased 100% of its grain during 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Members of One Earth Energy, LLC
Gibson City, Illinois
We have audited the accompanying balance sheets of One Earth Energy, LLC (the “Company”) as of December 31, 2009 and 2008, and the related statements of operations, cash flows, and changes in members’ equity for the years ended December 31, 2009 and 2008 and the two-month period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Company for the year ended October 31, 2007 were audited by other auditors whose report, dated January 28, 2008, expressed an unqualified opinion on those statements.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such financial statements present fairly, in all material respects, the financial position of One Earth Energy, LLC at December 31, 2009 and 2008, and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008 and the two-month period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
Cincinnati, Ohio
November 8, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
One Earth Energy, LLC
Gibson City, Illinois
We have audited the balance sheet of One Earth Energy, LLC as of October 31, 2007 and the related statement of operations, change in members’ equity, and cash flows for the year then ended. One Earth Energy’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of One Earth Energy, LLC as of October 31, 2007, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.
Certified Public Accountants
Minneapolis, Minnesota
January 28, 2008

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Boulay, Heutmaker, Zibell & Co., P.L.L.P. (Boulay) was our independent auditor since the Company’s inception. No further business was transacted between the Company and Boulay since SEC reporting was suspended. The Company subsequently decided to engage the services of the same independent auditor of our parent company, REX American Resources Corporation., who is Deloitte & Touche, LLP. The Company has had no disagreements with either of its auditors.
ITEM 9A(T). CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Management of One Earth Energy (the “Company”) is responsible for maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including its Principal Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial and other required disclosures.
As of December 31, 2009, and at the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act was carried out under the supervision and with the participation of our Principal Executive Officer, Steve Kelly, and our Chief Financial Officer, Larry Brees. Based on their evaluation of our disclosure controls and procedures, they have concluded that during the period covered by this report, such disclosure controls and procedures were not effective because:
• Our disclosure controls and procedures did not adequately ensure the timely filing of our annual report on Form 10-K for the year ended December 31, 2009.
• We had a material weakness in our internal control over financial reporting with respect to our controls over reconciliation of member share counts, as described below in Management’s Report on Internal Control over Financial Reporting.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (GAAP). Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of company assets; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with GAAP; (iii) provide reasonable assurance that receipts and expenditures of the company are made in accordance with management authorization; and (iv) provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because changes in conditions may occur or the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. This assessment was based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management concluded that our internal control over financial reporting as of December 31, 2009 was not effective based on the criteria described in the COSO Internal Control—Integrated Framework.
As of December 31, 2009, the Principal Executive Officer and Chief Financial Officer have identified the following material weakness in the Company’s internal controls over its financial reporting processes:
• Reconciliation of Member share counts— currently there is not a proper and timely review and reconciliation of transfers of member shares by the appropriate level of management. This lack of a proper and timely review resulted in our missing deadlines for reports required to be filed under the Exchange Act beginning with the Form 10-K for the year ended December 31, 2009. The lack of review and approval amounts to a material weakness to the Company’s internal controls over its financial reporting processes.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
Remediation Efforts
We intend to implement and test controls to remediate the material weakness in the operation of our controls over the member share count reconciliation process by December 31, 2010, including implementation of proper reviews and approvals.
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS; EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Identification of Directors, Executive Officers and Significant Employees
The following table shows the directors and officers of One Earth Energy, as of December 31, 2009:

Name	Age	Position	Address
Scott Docherty	47	Chairman/ Director	9 Fir Court Monticello, IL 61856
Joseph Thompson	50	Vice President/ Director	49 Deer Run Place Monticello, IL 61856
Jack Murray	53	Secretary / Treasurer / Director	2607 County Rd 1000E Champaign, IL 61822
Bruce Bastert	52	Director	110 Mohican Lane Loda, IL 60948
Roger Miller	56	Director	804 East Boone Street Tolono, IL 61880
Zafar Rizvi	60	Director	2875 Needmore Road Dayton, Ohio 45414
Steve Kelly	53	President/General Manager	225 E. 700 N. Road Gibson City, IL 60936

Business Experience of Directors and Officers
The following is a brief description of the business experience and background of our officers and directors, as of December 31, 2009.
Scott Docherty, Chairman and Director, Age 47. Mr. Docherty is the general manager of Topflight Grain Coop and has been since June 2004. Topflight Grain Coop is farmer-owned, with 10 facilities in 4 counties. Prior to accepting the general manager position, he was a merchandiser for Topflight Grain Coop. from 1998 until May 2004. Mr. Docherty has served as a director since our inception in 2006. Mr. Docherty’s experience as the general manager provides him with unique insights into strategic planning and the ability to identify opportunities for organizational growth.
Joseph Thompson, Vice President and Director, Age 50. Mr. Thompson has been the general manager of Alliance Grain Company, a 13 facility grain cooperative with annual net sales of approximately $260 million, since September 1, 2007. As general manager, Mr. Thompson supervises the day-to-day operations of the cooperative facilities. From June 1999 to September 1, 2007, Mr. Thompson served as Alliance’s controller and was responsible for monthly management financial statements presentations, reconciliation of general ledger accounts and implementation of general financial recording practices. He was the Ag Finance Manager for Piatt Service from May 1995 to June 1999. Mr. Thompson’s experience with Alliance provides invaluable insight into the grain industry and guidance for the board’s understanding and implementation of sound financial reporting and practices. Mr. Thompson has also served as a director of Bloomer Shipper Railway Redevelopment League from September 2007 to the present. Mr. Thompson received his bachelor of science in accounting from Illinois College in Jacksonville, Illinois.
Jack Murray, Secretary / Treasurer and Director, Age 53. Mr. Murray has run Murray Farms, Inc., a farming operation in Champaign, IL, and has done so since May of 1976, serving as the company’s president. Since August 2009, Mr. Murray has served as Premier Cooperative, Inc.’s president. He previously served as president of the Fisher Farmers Grain & Coal Co., having served on that board for a total of nineteen years. Mr. Murray has served as a Company director since our inception. Mr. Murray’s knowledge of the local agricultural economy and experience as an entrepreneur brings a valuable perspective to the Board.
Bruce Bastert, Director, Age 52. Mr. Bastert is the general manager of Ludlow Cooperative Elevator Company, a cooperative grain company with 11 facilities in Buckley, Clarence, Danforth, Del Rey, Gilman, La Hogue, Loda, Ludlow, Paxton, Purdueville, and Piper City, Illinois. Before his appointment as Ludlow’s general manager in March 2006, Mr. Bastert was general manager of Williamsville Farmers Cooperative from May 1999 through February 2006. In both positions, Mr. Bastert performed chief executive functions associated with grain handling operations and hedging functions for customer accounts. Previously he has worked in the grain industry as general manager, commodity risk management consultant, terminal manager, merchandiser and in corn origination, risk management, logistics, and co-product sales. His knowledge of commodity risk and merchandising make him a valuable addition to the Board. Mr. Bastert is an Agricultural Industries graduate of the University of Illinois. Mr. Bastert has been a director since March 2006.
Roger Miller, Director, Age 56. Mr. Miller has served as general manager of Premier Cooperative, Inc. since August 2009. This agricultural business is a licensed grain dealer and warehouse that handles corn, soybeans and wheat in East-Central Illinois. Premier has twenty locations in Champaign and Piatt Counties. At Premier, Mr. Miller is responsible for the operational direction of Premier’s twenty facilities and supervision of 72 full-time employees. Prior to this, Mr. Miller served as general manager of Grand Prairie Co-op from 1993 until it merged with Fisher Farmers Grain & Coal Co. into Premier Cooperative in 2009. His knowledge of the local agricultural community combined with his experience in managing multiple locations adds much value to the Board. Mr. Miller has served as a director of the Company since February 2006.

Zafar Rizvi, Director, Age 60. Zafar Rizvi has served as Vice President of REX American Resources Corporation (NYSE: REX), our parent company, and President of Farmers Energy Incorporated, REX’s alternative energy investment subsidiary, since 2006. From 1991 through 2006, Mr. Rizvi served as REX’s Vice President of Loss Prevention. Prior to such dates, Mr. Rizvi was employed in the video retailing industry in a variety of management positions. Mr. Rizvi also serves on the board of directors of several non-reporting ethanol companies. Mr. Rizvi holds a B.A. in Economics from Punjab University in Pakistan, an H.N.D. in Business Studies from City of London Polytechnic in England and an M.B.A. from the University of Phoenix. His executive experience combined with his knowledge of the ethanol industry make Mr. Rizvi a valuable addition to the Board. Mr. Rizvi has been a director of the Company since June 2007.
Business Experience of Significant Employees
Steven Kelly, President/General Manager, Age 53. Mr. Kelly has been employed as our General Manager and President since September 2007. In such capacity, Mr. Kelly is responsible for overseeing and managing the day-to-day operations of the Company’s facility. Mr. Kelly also currently serves as general manager of Bloomer Connecting Shippers Railroad Co. Before assuming the Company’s general manager position, Mr. Kelly was the general manager of Alliance Grain Company from January 1988 to September 2007. Alliance is a locally-owned cooperative that has 13 elevators in 12 East-Central Illinois communities. Mr. Kelly served as a director of One Earth Energy from our inception until September 2007 when he was employed by the Company.
Larry Brees, Controller, Age 53. Larry Brees began serving as the Company’s Controller in November 2007. As Controller, Mr. Brees directs the Company’s financial affairs including assumption of accounting and treasury functions alongside our treasurer, Jack Murray. Previously, Mr. Brees served as the Chief Financial Officer for E Energy Adams and interim Controller at the HON Company during 2007. Prior to that, he was the Controller of Big River Resources, a 92 million gallon per year ethanol plant in Iowa, from February 2004 through March 2007, and for 12 years served in various accounting and finance roles at Aventine Renewable Energy. Mr. Brees is a Certified Public Accountant, and holds a B.S. in Accounting from Illinois State University, and an M.B.A. from the University of Phoenix. At the time of this report, but subsequent to the end of the 2009 fiscal year, Mr. Brees was appointed and continues to serve as the Company’s Chief Financial Officer.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act of 1934 (the “Exchange Act”) requires our directors, executive officers and certain beneficial owners holding 10% or more of the Company’s membership units to file reports of ownership and changes of ownership with the Securities and Exchange Commission (the “SEC”). To our knowledge, and based solely on a review of the copies of such reports furnished to us and written representations from our officers and directors, all Section 16(a) filing requirements were complied with during the fiscal 2009 year because we were not subject to these requirements during our fiscal year 2009.
Code of Ethics
Our board of directors has adopted a Code of Ethics that sets forth standards regarding matters such as honest and ethical conduct, compliance with the law, and full, fair, accurate and timely disclosure in reports and documents that we file with the SEC and in other public communications. The Code of Ethics applies to all of our employees, officers and directors, including our President and General Manager, Steve Kelly, and Treasurer, Jack Murray. The Code of Ethics is available free of charge upon written request to One Earth Energy, LLC, 202 N. Jordan Dr., Gibson City, IL 60936.
Identification of Audit Committee
In January 2008, the board of directors appointed an Audit Committee consisting of our directors Scott Docherty, Joe Thompson, Jack Murray, Zafar Rizvi and Roger Miller. Joe Thompson is serving as the Chairman of the Audit Committee.

Audit Committee Financial Expert
Our board of directors has determined that Joe Thompson, who serves as Chairman of the Audit Committee, is an audit committee financial expert by reason of his experience in public accounting and as a controller of Alliance Grain Company. Mr. Thompson is not an independent director, as defined in NASDAQ Rule 5605(a), as discussed further in Item 13 below.
ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Overview
The Compensation Committee has responsibility for establishing, implementing and regularly monitoring adherence to the Company’s compensation philosophy and objectives. The Compensation Committee ensures that the total compensation paid to Mr. Kelly, our principal executive officer is fair, reasonable and competitive. Mr. Murray, our Treasurer (and acting Chief Financial Officer), does not receive any compensation in addition to his director compensation, discussed below in “Compensation of Named Executive Officers and Directors”.
The Compensation Committee:
(1) establishes and administers a compensation policy for all of our employees; and
(2) reviews and monitors our financial performance as it affects our compensation policies or the administration of those policies.
All of the Committee’s actions are reported to the board of directors and, where appropriate, submitted to the board of directors for ratification. In determining Mr. Kelly’s compensation, the Committee considers evaluations prepared by the directors. From time to time, the Compensation Committee may delegate to Mr. Kelly the authority to implement certain decisions of the Committee, to set compensation for lower officers and management employees or to fulfill administrative duties.
Compensation Philosophy and Objectives
Our compensation programs are designed to achieve the following objectives:
(1)	Attract, retain and motivate highly qualified and talented employees who will contribute to the Company’s success by reason of their ability, ingenuity and industry;

(2)	Link compensation realized to the achievement of the Company’s short and long-term financial and strategic goals;

(3)	Align management and member interests by encouraging long-term member value creation;

(4)	Maximize the financial efficiency of the compensation program from tax, accounting, cash flow and dilution perspectives; and

(5)	Support important corporate governance principles and comply with best practices.
To achieve these objectives, the Compensation Committee implements and maintains compensation plans that tie a portion of Mr. Kelly’s overall compensation to the Company’s financial performance.
Compensation Committee Procedures
The Compensation Committee is responsible for determining the nature and amount of compensation for the Company’s executive officers. Our entire board of directors serves as our Compensation Committee.
The Compensation Committee receives input from Mr. Kelly on the personal performance achievements of other officers and management employees who report to him. This individual performance assessment determines a portion of the annual compensation for each officer and employee. In addition, Mr. Kelly provides input on salary increases, incentive compensation opportunities and long-term incentive grants for the officers and management employees who report to him, which the Committee considers when making compensation decisions.

The Compensation Committee annually evaluates Mr. Kelly’s performance in light of the goals and objectives of the Company’s compensation plans and determines and approves Mr. Kelly’s compensation level based on this evaluation. In determining the long-term incentive components of Mr. Kelly’s compensation, the Compensation Committee will consider all relevant factors, including the Company’s performance, the value of similar awards to chief executive officers of comparable companies and the awards given to Mr. Kelly in past years. Mr. Kelly is not present at Compensation Committee or board-level deliberations concerning his compensation.
Compensation Components
Base Salary
Base salaries for our executive officers and employees are established based on the scope of their roles, responsibilities, experience levels and performance, and taking into account competitive market compensation paid by comparable companies for similar positions. Base salaries are reviewed approximately annually, and may be adjusted from time to time to realign salaries with market levels after taking into account individual performance and experience. Following the end of our 2008 fiscal year, due to conditions in the ethanol industry and the United States economy generally, the board of directors increased Mr. Kelly’s base salary only slightly in an effort to remain competitive.
Cash Bonus
In addition to the base salaries, our Committee and board of directors approved a bonus payable to Mr. Kelly for the 2009 fiscal year. The total amount of the cash bonus was $6,427. For our 2008 fiscal year, the total cash bonus was $0. The increase paid in 2009 relates to the Company’s increased production and stronger financial performance. The maximum bonus amount for 2009 was 12% and, if approved by the board, was awarded based on the number of points earned, out of a total 100 points, during any given month of operation. The number of points earned is based on the achievement of certain production/plant thresholds. The monthly points earned are then multiplied by an employee’s base wage/salary pool, with each employee earning an amount equal to the ratio of his salary to total salaries paid by the Company. Mr. Kelly is also eligible for an additional bonus of .5% to 1% of the Company’s monthly net income above a specified threshold, as determined by our unaudited, monthly financial statements, prorated based on the ratio of his pay to total management payroll.
All bonuses are presented to the board of directors for approval before being paid. The Company believes that the above bonuses are reasonable as they tie the bonus paid to the Company’s financial success and are easily quantified by the Company. Specifically, the cash bonuses align the goals of the members and the management employees and executive officers, as each group benefits from the Company’s financial success. Further, the net income bonus aligns the goals of management with the long- and short-term financial goals of the Company, namely to maximize net income.
Benefits and Perquisites
We do not provide any material executive perquisites. We have no supplemental retirement plans or pension plans and we have no intentions of implementing any such plans in our 2010 fiscal year.
No Pension Benefit Plan, Deferred Compensation Plan or Change of Control or Severance Agreements
We offer no pension benefit or deferred compensation plans to Mr. Kelly. Mr. Kelly does not have change of control or severance agreements, which means our board of directors retains discretion over severance arrangements if it decides to terminate his employment.
Accounting and Tax Treatment of Awards
Neither Mr. Kelly nor any of our officers, directors or employees receives compensation in excess of $1,000,000. Therefore the entire amount of their compensation is deductible by the Company as a business expense.
Certain large executive compensation awards are not tax deductible by companies making such awards. None of our compensation arrangements are likely to reach this cap in the foreseeable future.

Executive Compensation Committee Report
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based upon this review and discussion, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this annual report.
Compensation Committee
Scott Docherty, Chairman
Jack Murray
Joe Thompson
Bruce Bastert
Roger Miller
Zafar Rizvi
Compensation Committee Interlocks and Insider Participation
None of the members of the Compensation Committee is or has been an employee of the Company. There are no interlocking relationships between our Company and other entities that might affect the determination of the compensation of our executive officers.
Compensation of Named Executive Officers and Directors
Scott Docherty is currently serving as our Chairman. Joe Thompson is serving as our Vice President and Jack Murray is our Treasurer and Secretary. Mr. Kelly is serving as our President/General Manager on a full-time basis. As of December 31, 2009, we paid Mr. Kelly a total of $179,334 for such services. As of December 31, 2009, none of our directors nor any officer had a written employment agreement with the Company nor received any stock awards, options, warrants or other similar rights to purchase securities of the Company.
Summary Compensation Table. The following table sets forth all compensation paid or payable by the Company during the last two fiscal years to Mr. Kelly, our principal executive officer.

Name and
Principal Position	Year	Salary	Bonus	Total
Steve Kelly,	2009	$172,907	$6,427	$179,334
President and General Manager	2008	$170,000	$0	$170,000
The following table sets forth all compensation paid or payable by the Company during the last fiscal year to our directors.

Name	Fees Earned or Paid in Cash		All Other Compensation	Total
Scott Docherty	$1,300	(1)	$0	$1,300
Joe Thompson	$1,300	(2)	$0	$1,300
Jack Murray	$900	(3)	$0	$900
Bruce Bastert	$1,000	(4)	$0	$1,000
Roger Miller	$1,100	(5)	$0	$1,100
Zafar Rizvi	$1,200	(6)	$0	$1,200

(1)	Compensation earned by Mr. Docherty’s attendance at board meetings is made payable to Topflight Grain Cooperative.

(2)	Compensation earned by Mr. Thompson’s attendance at board meetings is made payable to Alliance Grain Company.

(3)	Compensation earned by Mr. Murray’s attendance at board meetings is made payable to Jack Murray.

(4)	Compensation earned by Mr. Bastert’s attendance at board meetings is made payable to Ludlow Cooperative Elevator Company.

(5)
Compensation earned by Mr. Miller’s attendance at board meetings is made payable to Premier Cooperative, Inc. and Grand Prairie Co-op, Inc.; Grand Prairie Co-op, Inc. merging with Premier Cooperative after the commencement of the 2009 fiscal year.

(6)	Compensation earned by Mr. Rizvi’s attendance at board meetings is made payable to REX American Resources Corporation.

Director Compensation Arrangements
We compensate our directors $100 per regular monthly and special board meeting they attend. Except for payments made to Mr. Murray, this per meeting fee is not paid directly to the director but instead to the company appointing the respective director, each appointed director already receiving compensation from the appointing company for his services. We will not pay the fee if the director does not attend the regular monthly or special meeting, committee meeting or pre-approved industry and other meetings and conferences. There were thirteen board meetings called for the fiscal year ending December 31, 2009. Mr. Murray, Mr. Bastert, Mr. Miller and Mr. Rizvi each missed one or more meetings, as evidenced by the payments received by each of them and disclosed in the above table. Directors receive no other compensation for their participation on the board.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS
Security Ownership of Certain Beneficial Owners
As of December 31, 2009 we had the following persons or entities known by us to be the beneficial owners of more than 5% of the outstanding units:

		Amount and Nature of
Title of Class	Name (1)	Beneficial Owner	Percent of Class
Membership Units	Farmers Energy Incorporated	10,153 units	73.67%

(1)	Farmers Energy Incorporated’s address is 2875 Needmore Rd., Dayton, Ohio 45414.
Security Ownership of Management
As of December 31, 2009, our directors and officers owned membership units as follows:

		Amount and
		Nature of
	Name and Address of	Beneficial	Percent of
Title of Class	Beneficial Owner(1)	Ownership	Class
Membership Units	Steve Kelly(2)	10 units	0.07%
Membership Units	Jack Murray(3)	226 units	1.64%
Membership Units	Bruce Bastert(4)	177 units	1.28%
Membership Units	Roger Miller	5 units	0.04%
Membership Units	Zafar Rizvi(5)	10,153 units	73.67%
All Directors and Officers as a Group:		10,571 Units	76.70%

(1)	The address of the beneficial owner is deemed to be the same address indicated above in Item 10.

(2)	Mr. Kelly’s units are owned jointly with his wife, Kathleen Kelly.

(3)
171 units are owned by Premier Cooperative, Inc., as successor-in-interest of Fisher Farmers Grain & Coal Co., 20 units are owned by Keith Farms, 5 units are owned by JN & JM Farms and 20 units are owned by Murray Farms. Our director, Jack Murray is a principal of Premier Cooperative, Keith Farms, JN & JM Farms and Murray Farms. Mr. Murray’s remaining 10 units are owned jointly with his wife Patricia Murray.

(4)	Includes 171 units owned by Top Flight Grain Cooperative of which Bruce Bastert is a cooperative owner.

(5)	Units are owned by Farmers Energy Incorporated. Zafar Rizvi, our director, is the President of Farmers Energy Incorporated.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Transactions
The Company’s board of directors reviews all transactions with related parties, as that term is defined in Item 404 of SEC Regulation S-K, or any transaction in which related persons have an indirect interest. The Company’s Second Amended and Restated Operating Agreement (the or our “Operating Agreement”) includes a written policy that requires that any such related transaction be made on terms and conditions which are no less favorable to the Company than if the transaction had been made with an independent third party. Further, our Operating Agreement requires our directors to disclose any potential financial interest in any transaction being considered by the board of directors prior to voting on such matter. Since our inception, we have engaged in transactions with seven related parties. Should we engage in any such transactions in the future, all such arrangements will be analyzed and approved in accordance with the above-referenced written policies.
Alliance Grain Company
Alliance Grain Company is one of our seed capital members and pursuant to our Operating Agreement has the right to appoint one member of our board of directors. On June 27, 2007, we entered into an exchange agreement with Alliance Grain Company. Pursuant to this agreement, we exchanged approximately $2,000 and 5.0 acres of real estate located in Ford County, Illinois, for approximately 5.4 acres of real estate owned by Alliance Grain Company valued at approximately $34,000 located near our site in Ford County, Illinois.
In addition, we entered into a Grain Handling Agreement with Alliance Grain Company on February 15, 2008. Under this Agreement, Alliance has agreed to provide the Company with its annual corn requirements for the term of the Agreement. Alliance will acquire corn on the Company’s behalf on pricing terms, as determined in separate written contracts customary in the grain industry, including, without limitation, cash forward pricing arrangements. The initial term of the Agreement expires in early June 2011. The Agreement, however, automatically renews for one (1) year terms until (i) the Company or Alliance provides written notice to the other stating its intent to terminate (such written notice to be received no less than 60 days before the expiration of the current term); (ii) either party remains in default following its receipt of a written notice of default and the expiration of a 10-day cure period; (iii) the bankruptcy of or appointment of receivership for either party; or (iv) the mutual agreement of the parties to terminate. In consideration of Alliance’s grain handling and procurement, the Company has agreed to pay Alliance a specified amount per bushel. Topflight Grain Cooperative, Inc., Fisher Farmers Grain & Coal Company, Ludlow Cooperative Elevator Company and Grand Prairie Coop, Inc. are to receive a certain share, on a per bushel of corn basis, of the amount we pay Alliance for each bushel of corn Alliance originates with each of them. Fisher Farmers Grain & Coal Company and Grand Prairie Coop., Inc. have since merged with Premier Cooperative, Inc. As a result, Premier Cooperative, Inc. is now entitled to the per bushel amount Fisher Farmers and Grand Prairie would have received under the Agreement.
If Alliance fails to deliver the corn required by the Agreement, the Company may purchase substitute corn, seek an injunction or specific enforcement, offset amounts owed to Alliance against the additional cost of substituted corn requirements and/or terminate the Agreement. Alliance may recover payments, cease delivery of corn requirements, seek an injunction or specific enforcement and/or terminate the Agreement if the Company fails to perform as required. The parties have agreed to alternative resolution of all disputes arising under the Agreement, specifically submitting to arbitration with the National Grain and Food Association, or if unavailable, the American Arbitration Association.

Farmers Energy Incorporated (FEI)
FEI is our majority member. In addition, FEI has the right to appoint up to six (6) members of our board of directors. However, regardless of the number of directors actually appointed by it, FEI has the right to a majority of the available director votes so long as it holds a majority of our membership units. FEI has appointed Zafar Rizvi as its representative. On behalf of FEI, Mr. Rizvi hold six votes on each matter submitted to the board of directors for approval.
Topflight Grain Cooperative, Inc., Fisher Farmers Grain & Coal Company, Ludlow Cooperative Elevator Company and Grand Prairie Coop, Inc.
Our directors, Jack Murray and Roger Miller, are principals of Premier Cooperative, Inc. and are each appointed to the board of directors by Premier Cooperative, Inc. Additionally, our director Bruce Bastert is an owner in Topflight Grain Cooperative, Inc., a general manager of Ludlow Cooperative Elevator Company and Ludlow’s appointed director on our board. Premier Cooperative, Inc., as a successor of Fisher Farmers Grain & Coal Company and Grand Prairie Coop, Inc, Topflight Grain Cooperative, Inc. and Ludlow Cooperative Elevator Company receive certain payments for each bushel of corn originated at each such cooperative and purchased for the Company by Alliance under the Grain Handling Agreement discussed above.
Bloomer Connecting Shippers Railroad Co.
Our general manager/president, Steve Kelly, is acting general manager for Bloomer Connecting Shippers Railroad Co. On January 15, 2008, we entered into a Switching Agreement with Bloomer, granting it the non-exclusive right to perform switching services for railcars entering and exiting our Facility on the Norfolk Southern Railway and the Bloomer Shippers Railway Redevelopment League industry lead tracks. Bloomer has agreed to provide the workforce and locomotives necessary for the switching services. In consideration of these services, we have agreed to pay a fee based on a per car amount set in the Agreement and based on industry practice. We have also agreed to pay Bloomer an additional fee, to be later agreed on by the parties, for services incidental to the switching services and related to the storing of railcars at Bloomer’s Gibson City Yard for a period exceeding two weeks. Each party has agreed to indemnify the other for losses or injuries related to its own negligence and to share in any loss arising from the negligence of both parties.
The Agreement has an indefinite term, commencing on January 15, 2008 and ending upon termination, which can occur no earlier than the one (1) year anniversary of Facility operations. Thereafter, either party may terminate the Agreement with ninety (90) days’ written notice if (i) either party is in default and continues in default after thirty (30) days from the receipt of a notice of default; or (ii) Norfolk Southern Railway notifies us that Bloomer’s charges are detrimental to Norfolk’s haul business. All disputes arising under the Agreement must be submitted to the American Arbitration Association, subject to the Commercial Arbitration Rules, with the arbitrator’s decision to be final and conclusive on the parties. The expense of the arbitrator is to be shared equally by the parties, with the parties otherwise responsible for their own related costs and expenses.
Under this Agreement, the Company expended approximately $157,000 during the 2009 fiscal year. Mr. Thompson, our director, was Bloomer’s general manager when the Agreement was executed, but did not receive any direct financial interest from the Company’s and/or Bloomer’s entry into such Agreement. Mr. Kelly, our director, as Bloomer’s general manager does not receive any direct financial interest from the Company’s and/or Bloomer’s participation in the Switching Agreement. However, any money paid to Bloomer under the Agreement would directly affect Bloomer’s net income and may indirectly affect Mr. Kelly’s compensation for his services as Bloomer’s general manager.
Director Independence
Our independent directors are Scott Docherty, Bruce Bastert and Roger Miller. Our directors that are not independent are Joe Thompson, Jack Murray and Zafar Rizvi. The determination of independence is made by reference to NASDAQ Rule 5605(a)(2). Under such Rule, a director is not independent if he is an executive officer or employee of the Company or otherwise has a relationship, which in the board of director’s opinion, would interfere with the ability to independently conduct his corporate responsibilities. Joe Thompson and Jack Murray are not considered independent because they are serving as our executive officers. Zafar Rizvi is not considered independent because he is a principal of our majority member FEI. While a majority of our board of directors is not independent, thereby failing the majority independence requirement of NASDAQ Rule 5605(b), the Company is not required to comply with such requirement, and instead only references these NASDAQ Rules for the sole purpose of defining independence. In making these determinations of independence, and the related determinations set forth below, the board of directors considered the related-party transactions discussed above.

Audit Committee
Our board of directors appointed an Audit Committee consisting of Scott Docherty, Joe Thompson, Jack Murray, Zafar Rizvi and Roger Miller. The Audit Committee is exempt from independence listing standards because our securities are not listed on a national securities exchange or listed in an automated inter-dealer quotation system of a national securities association or to issuers of such securities. Nevertheless, Roger Miller and Scott Docherty are independent within the definition of independence provided by NASDAQ Rule 5605(c)(2), which adopts the Rule 5605(a)(2) definition of independence and further requires a member to meet the criteria of independence under Exchange Act Rule 10A-3(b)(1). Mr. Miller and Mr. Docherty are independent under NASDAQ Rule 5605(a)(2). Further, because neither Mr. Miller nor Mr. Docherty has accepted any consulting, advisory or other compensatory fee from the Company, or any of its subsidiaries, nor is an affiliate, each are also independent under the heightened standards of Exchange Act Rule 10A-3(b)(1). For the reasons set forth above, Jack Murray, Joe Thompson and Zafar Rizvi are not considered independent.
Compensation Committee
Jack Murray, Bruce Bastert, Roger Miller, Zafar Rizvi, Scott Docherty and Joe Thompson serve as our Compensation Committee. Bruce Bastert, Roger Miller and Scott Docherty are considered independent within the definition of independence provided by NASDAQ Rule 5605(a)(2). For the reasons set forth above, Jack Murray, Joe Thompson and Zafar Rizvi are not considered independent.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Independent Registered Public Accounting Firm
The Audit Committee selected Deloitte & Touche LLP to serve as our independent registered public accounting firm for the fiscal years ended December 31, 2008 and 2009. Boulay, Heutmaker, Zibell & Co., P.L.L.P., previously served in such capacity for the fiscal years ending October 31, 2006 through October 31, 2007. The Audit Committee elected to change to Deloitte & Touche LLP because its provides similar services to the Company’s parent company, REX, with whom the Company, as REX’s majority-owned subsidiary, files consolidated financial statements. Boulay, Heutmaker, Zibell & Co., P.L.L.P. neither resigned nor was dismissed based on any disagreement between it and the Company.
Our board of directors annually appoints the independent registered public accounting firm for the Company after receiving the Audit Committee’s recommendations, typically following the Annual Meeting. The Audit Committee has again appointed Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2010.
Audit Fees
The aggregate fees billed by the principal independent registered public accountants to the Company for the last two fiscal years are as follows:

Category	Fiscal Year	Fees
Audit Fees(1)	2009	$55,000
	2008	$35,000
Audit-Related Fees	2009	$0
	2008	$0
Tax Fees	2009	$0
	2008	$0
All Other Fees	2009	$0
	2008	$0

(1)
Audit Fees consist of fees billed for professional services rendered for the audit of our annual financial statements and services that are normally provided by Deloitte & Touche LLP in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2009 and 2008.

(2)	We incurred no other reportable fees in the fiscal years ended December 31, 2008 and December 31, 2009.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services
The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by our independent registered public accounting firm, and related services, in accordance with Section 10A of the Exchange Act and 17 C.F.R. § 210.2-01(c)(7)(i)(B). The Audit Committee will generally pre-approve a list of specific services and categories of services, including audit, audit-related, tax and other services, for the upcoming or current fiscal year, subject to a specified dollar limit. Any material service not included in the approved list of services, and all services in excess of the pre-approved dollar limit, must be separately pre-approved by the Audit Committee. Our independent registered public accounting firm and management are required to periodically report to the Audit Committee all services performed and fees charged to date by the firm pursuant to the pre-approval policy. One hundred percent (100%) of all audit services, audit-related services and tax-related services were pre-approved by our Audit Committee and no such fees were rendered pursuant to the de minimus exception under SEC rules.
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following exhibits are filed as part of, or are incorporated by reference into, this report:

Exhibit No.	Description	Method of Filing

10.1	Ethanol Merchandising Agreement dated June 5, 2009 between One Earth Energy, LLC and Lansing Ethanol Services, LLC.+	*

10.2	Natural Gas Pipeline Company of America LLC (Natural) Transportation Rate Schedule Its dated June 29, 2009 between One Earth Energy, LLC and Natural Gas Pipeline Company of America LLC.	*

10.3	Grain Handling Agreement dated February 15, 2008 between One Earth Energy, LLC and Alliance Grain Co.+	*

10.4	Mutual Release and Termination of Ethanol Marketing Contract Agreement dated May 14, 2009 between One Earth Energy, LLC and Eco-Energy Inc.	*

10.5	Agreement for Assignment of an Undivided Interest in Real Property and Its Appurtenances dated December 9, 2008 between One Earth Energy, LLC and Ameren Energy Generating Company.+	*

10.6	System Extension or Modification Guarantee Agreement dated January 18, 2008 between One Earth Energy, LLC and Central Illinois Public Service Company d/b/a AmerenCIPS	*

10.7	First Amendment of Construction Loan Agreement dated September 19, 2008 between One Earth Energy, LLC and First National Bank of Omaha.	*

31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	*

31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	*

32.1	Certificate Pursuant to 18 U.S.C. § 1350	*

32.2	Certificate Pursuant to 18 U.S.C. § 1350.	*

(*)	Filed herewith.

(+)	Material has been omitted pursuant to a request for confidential treatment and such materials have been filed separately with the Securities and Exchange Commission

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONE EARTH ENERGY, LLC
Date: November 8, 2010	/s/ Steve Kelly
Steve Kelly
President (Principal Executive Officer)

Date: November 8, 2010	/s/ Larry Brees
Larry Brees
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 8, 2010	/s/ Joe Thompson
Joe Thompson
Vice President and Director

Date: November 8, 2010	/s/ Scott Docherty
Scott Docherty
Chairman and Director

Date: November 8, 2010	/s/ Jack Murray
Jack Murray
Treasurer/Secretary and Director

Date: November 8, 2010	/s/ Bruce Bastert
Bruce Bastert
Director

Date: November 8, 2010	/s/ Roger Miller
Roger Miller, Director

Date: November 8, 2010	/s/ Zafar Rizvi
Zafar Rizvi, Director