Form 10-Q
period 2010-03-31
ONE EARTH ENERGY LLC
filed 2010-11-15
CIK 1360944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____________ to ______________
Commission file number 333-135729

ONE EARTH ENERGY, LLC

(Exact name of registrant as specified in its charter)

Illinois	20-3852246
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

202 N. Jordan Drive, Gibson City, Illinois	60936
(Address of principal executive offices)	(Zip Code)
(217) 784-5321
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At the close of business on November 12, 2010 the registrant had 13,781 membership units outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ONE EARTH ENERGY, LLC
Condensed Balance Sheets
Unaudited

	March 31,	December 31,
	2010	2009
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$13,209	$12,099
Accounts receivable, net	4,587	5,457
Inventory	5,263	6,290
Prepaid expenses	1,365	1,579
Other current assets	1,428	1,276

Total current assets	25,852	26,701
Property and equipment, net	146,372	148,709
Deferred financing costs, net	1,189	1,259
Restricted cash	20	20
Other assets	525	595

Total assets	$173,958	$177,284

Liabilities and equity:
Current liabilities:
Accounts payable, trade	$2,326	$1,016
Current portion of long-term debt	8,520	8,089
Accrued real estate taxes	2,170	1,930
Derivative financial instruments	1,638	1,413
Other current liabilities	1,344	1,332

Total current liabilities	15,998	13,780

Long-term liabilities:
Long-term debt	77,727	89,910
Derivative financial instruments	3,946	3,818

Total long-term liabilities	81,673	93,728

Commitments and contingencies
Members’ equity:
Members’ capital (13,781 units issued and outstanding in 2010 and 2009)	65,215	65,215
Retained earnings	11,072	4,561

Total members’ equity	76,287	69,776

Total liabilities and equity	$173,958	$177,284

The accompanying notes are an integral part of these unaudited condensed financial statements.

ONE EARTH ENERGY, LLC
Condensed Statements Of Operations
Unaudited

	Three Months Ended
	March 31,
	2010	2009
	(In Thousands, Except Per
	Share Amounts)

Revenues	$53,239	$—
Cost of sales	44,664	134

Gross profit	8,575	(134)
Selling, general and administrative expenses	(294)	(107)

Operating income (loss)	8,281	(241)
Interest and other income	20	40
Interest expense	(721)	—
Losses on derivative financial instruments, net	(1,069)	(153)

Net income (loss)	$6,511	$(354)

Weighted average units outstanding — basic and diluted	14	14

Basic and diluted net income (loss) per unit	$465.07	$(25.29)

The accompanying notes are an integral part of these unaudited condensed financial statements.

One Earth Energy, LLC
Condensed Statements Of Cash Flows
Unaudited

	Three Months Ended
	March 31,
	2010	2009
	(In Thousands)
Cash flows from operating activities:
Net income (loss)	$6,511	$(354)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,450	12
Derivative financial instruments	353	153
Changes in assets and liabilities:
Accounts receivable	870	(36)
Inventory	1,027	—
Other assets	132	16
Accounts payable, trade	1,310	32
Other liabilities	252	15

Net cash provided by (used in) operating activities	12,905	(162)

Cash flows from investing activities:
Capital expenditures	(43)	(15,141)
Deposits of restricted cash	—	(20)

Net cash used in investing activities	(43)	(15,161)

Cash flows from financing activities:
Proceeds from long-term debt	—	15,341
Payments of long-term debt	(11,752)	—

Net cash (used in) provided by financing activities	(11,752)	15,341

Net increase in cash and cash equivalents	1,110	18
Cash and cash equivalents, beginning of period	12,099	16

Cash and cash equivalents, end of period	$13,209	$34

Non cash investing activities — Accrued capital expenditures	$—	$10,194

The accompanying notes are an integral part of these unaudited condensed financial statements.

ONE EARTH ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
March 31, 2010
Note 1. Condensed Financial Statements
The condensed financial statements included in this report have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments necessary to state fairly the information set forth therein. Any such adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Financial information as of December 31, 2009 included in these financial statements has been derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. These unaudited condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year.
Nature of Operations — One Earth Energy, LLC (“the Company”) was organized on November 28, 2005, as an Illinois limited liability company. The Company was formed with the intention of constructing, owning and operating an ethanol production facility located near Gibson City, Illinois with an annual nameplate capacity of 100 million gallons. The Company completed construction of its ethanol plant and emerged from the development stage during 2009 and commenced production operations during the third quarter of 2009. The Company operates in one reportable segment, alternative energy.
Note 2. Accounting Policies
The interim condensed financial statements have been prepared in accordance with the accounting policies described in the notes to the consolidated financial statements included in the Company’s 2009 Annual Report on Form 10-K. While management believes that the procedures followed in the preparation of interim financial information are reasonable, the accuracy of some estimated amounts is dependent upon facts that will exist or calculations that will be accomplished at fiscal year end. Examples of such estimates include the fair value of financial instruments, lower of cost or market inventory calculations and the reserve for bad debts. Any adjustments pursuant to such estimates during the quarter were of a normal recurring nature. Actual results could differ from those estimates.
Revenue Recognition
The Company recognizes sales from the production of ethanol and distillers grains when title transfers to customers, upon shipment from its plant. Shipping and handling charges to customers are included in revenues. Revenues by product are as follows (amounts in thousands):

Quarter Ended
March 31,
2010

Ethanol	$44,398
Dried distillers grains	8,788
Wet distillers grains	53

Total	$53,239

Cost of Sales
Cost of sales includes depreciation, costs of raw materials, inbound freight charges, purchasing and receiving costs, inspection costs, shipping costs, other distribution expenses, warehousing costs, plant management, certain compensation costs, and general facility overhead charges.

ONE EARTH ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
March 31, 2010
Selling, General and Administrative Expenses
The Company includes non-production related costs such as professional fees and certain payroll in selling, general and administrative expenses.
Interest Cost
No interest was capitalized for the quarter ended March 31, 2010. There was no interest expense for the quarter ended March 31, 2009 as the entire amount of interest, approximately $804,000, was capitalized. Cash paid for interest for the quarter ended March 31, 2010 was approximately $805,000. No interest was paid for the quarter ended March 31, 2009.
Financial Instruments
Forward grain purchase and ethanol and distiller grain sale contracts are accounted for under the “normal purchases and normal sales” scope exemption of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, (“ASC 815”) because these arrangements are for purchases of grain that will be delivered in quantities expected to be used by the Company and sales of ethanol and distiller grain quantities expected to be produced by the Company over a reasonable period of time in the normal course of business. The Company uses derivative financial instruments to manage its balance of fixed and variable rate debt. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. Interest rate swap agreements involve the exchange of fixed and variable rate interest payments and do not represent an actual exchange of the notional amounts between the parties. The swap agreements were not designated for hedge accounting pursuant to ASC 815. The interest rate swaps are recorded at their fair values and the changes in fair values are recorded as gain or loss on derivative financial instruments in the Condensed Statements of Operations. The Company paid settlements of interest rate swaps of approximately $716,000 and $0 for the quarters ended March 31, 2010 and 2009, respectively.
Income Taxes
The Company is organized as a limited liability company. Based upon the Company’s filing elections with the Internal Revenue Service, this provides that in lieu of corporation income taxes, the members of the Company are to separately account for their proportionate share of the Company’s items of income, deductions, losses and credits. Therefore, these condensed financial statements do not include a provision for income taxes.
Inventories
Inventories are carried at the lower of cost or market on a first-in, first-out (“FIFO”) basis. Inventory includes direct production costs and certain overhead costs such as depreciation, property taxes and utilities related to producing ethanol and related by-products. Reserves are established for estimated net realizable value based primarily upon commodity prices. The components of inventory at March 31, 2010 and December 31, 2009 are as follows (amounts in thousands):

	March 31,	December 31,
	2010	2009
Ethanol and other finished goods, net	$2,072	$1,558
Work in process, net	1,205	1,235
Grain and other raw materials	1,986	3,497

Total	$5,263	$6,290

ONE EARTH ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
March 31, 2010
Property and Equipment
Property and equipment is recorded at cost. Depreciation is computed using the straight-line method. Estimated useful lives are 15 to 40 years for buildings and improvements, and 3 to 20 years for fixtures and equipment.
In accordance with ASC 360-05, Impairment or Disposal of Long-Lived Assets, the carrying value of long-lived assets is assessed for recoverability by management when changes in circumstances indicate that the carrying amount may not be recoverable, based on an analysis of undiscounted future expected cash flows from the use and ultimate disposition of the asset. There were no impairment charges in the first quarters of 2010 or 2009. Impairment charges result from the Company’s management performing cash flow analysis and represent management’s estimate of the excess of net book value over fair value. Fair value is estimated using expected future cash flows on a discounted basis or appraisals as appropriate. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Generally, declining cash flows from the Company’s ethanol plant is an indicator of possible impairment.
Deferred Financing Costs
Costs incurred in connection with the acquisition of financing for the construction of the ethanol plant were deferred and amortized over the term of the loan using the effective interest method. Accumulated amortization was approximately $210,000 and $140,000 at March 31, 2010 and December 31, 2009, respectively. Future amortization of deferred financing costs is as follows (amounts in thousands):

Years Ended December 31,	Amortization

Remainder of 2010	$245
2011	286
2012	248
2013	213
2014	197

Total	$1,189

Comprehensive Income (Loss)
For all periods presented, net income (loss) equals comprehensive income (loss) as the Company had no income or expense items that were not reported on the condensed statements of operations.
Accounting Changes and Recently Issued Accounting Standards
In June 2009, the FASB issued a new accounting standard that clarified how a company determines whether an entity, that is insufficiently capitalized or not controlled through voting (or similar rights), should be capitalized (ASC 810). This determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This standard requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. This standard also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. This standard is effective for fiscal years beginning after November 15, 2009. The Company adopted this standard as of January 1, 2010. This standard did not have any impact on the Company’s financial condition, results of operations or cash flows.

ONE EARTH ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
March 31, 2010
In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Fair Value Measurements and Disclosures, which adds new disclosure requirements for transfers into and out of Levels 1 and 2 in the fair value hierarchy and additional disclosures about purchases, sales, issuances and settlements relating to Level 3 fair value measurements. This ASU also clarifies existing fair value disclosures about the level of disaggregation about inputs and valuation techniques used to measure fair value. The ASU was effective January 1, except for the requirement to provide the Level 3 activity on a gross basis, which is effective for fiscal years beginning after December 15, 2010 and interim periods within those years. This standard did not have any impact on the Company’s financial condition, results of operations or cash flows.
Note 3. Members’ Equity
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
In June 2007, the Company filed an amendment to its Form SB-2 Registration Statement with the SEC. The new offering was for a minimum of 12,891 units and up to 14,000 units at $5,000 per unit for minimum offering proceeds of $64,455,000 and maximum offering proceeds of $70,000,000, before any costs of raising capital. As a result of the amendments to the amended and restated operating agreement as required by the Farmers Energy, Inc. (“Farmers Energy”), a subsidiary of REX American Resources Corporation, agreement (discussed below), the separate classes of units were eliminated and the Company now has one class of units.
In May 2007, the Company entered into an agreement with Farmers Energy whereby Farmers Energy agreed to purchase a minimum of 7,011 units for a minimum purchase price of $35,055,000 and a maximum of 12,491 units for a maximum purchase price of $62,455,000. The actual number of units purchased by Farmers Energy was dependent upon the number and amount of rescissions resulting from a rescission offer, as described below, and the total number of new subscribers. Farmers Energy purchased 10,153 units from the Company. Farmers Energy has the right to appoint a majority of the board members of the Company and has the majority vote regardless of the number of board members.
In July 2007, The Company conducted a rescission offer with the current subscribers due to the Company changing the terms of the initial public offering. A total of 171 subscribers with 2,602 units chose to withdraw their subscriptions and have their deposits returned totaling $1,330,500, plus interest. On October 31, 2007, after meeting the terms of the escrow agreement, the Company terminated its escrow account and the offering proceeds were released to the Company. The Company closed the public offering on November 7, 2007. As of March 31, 2010, the Company had issued 13,781 units totaling $66,055,000 ($65,215,000 net of issuance costs). Through March 31, 2010, the Company had not made any distributions to members for income tax payments or other purposes.

ONE EARTH ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
March 31, 2010
Note 4. Property and Equipment
In May 2007, the Company entered into an agreement with Fagen, Inc. (“Fagen”), the designer/builder of the Company’s ethanol plant. Fagen was responsible for all engineering, labor, materials and equipment to design, construct, startup and achieve guaranteed performance criteria of the plant. The contract price was $120 million, subject to adjustments as provided by the general conditions of the agreement. Construction of the plant began in October 2007, and was substantially completed in July 2009. See Note 8 for a discussion of related-party transactions. The components of property and equipment at March 31, 2010 and December 31, 2009 are as follows (amounts in thousands):

	March 31,	December 31,
	2010	2009

Land and improvements	$14,318	$14,318
Machinery and equipment	117,457	117,442
Buildings and improvements	21,237	21,237
Furniture and fixtures	570	518
Construction in progress	—	24

Property and equipment, gross	153,582	153,539
Less: accumulated depreciation	(7,210)	(4,830)

Property and equipment, net	$146,372	$148,709

Note 5. Long-Term Debt
In September 2007, the Company entered into an $111,000,000 financing agreement consisting of a construction loan agreement for $100,000,000 together with a $10,000,000 revolving loan and a $1,000,000 letter of credit with First National Bank of Omaha (the “Bank”). The construction loan was converted into a term loan on July 31, 2009, and bears interest at rates ranging from London InterBank Offered Rate (LIBOR), plus 300 basis points to LIBOR, plus 310 basis points. The term loan is secured by all of the Company’s assets. Pursuant to the terms of the loan agreement with the Bank, the Company has certain restrictions on its distributions to members based upon taxable income and net income in a given period. The Company’s restricted net assets total approximately $72.3 and $65.0 million at March 31, 2010 and December 31, 2009, respectively.
Beginning with the first quarterly payment on October 8, 2009, payments are due in 19 equal quarterly payments of principal and accrued interest, with the principal portion calculated based on a 120-month amortization schedule. One final installment will be required on the maturity date, July 8, 2014, for the remaining unpaid principal balance with accrued interest.
As of March 31, 2010, approximately $86.2 million was outstanding on the term loan. The Company is also subject to certain financial covenants under the loan agreement, including required levels of Earnings Before Interest, Taxes, Depreciation, and Amortization, debt service coverage ratio requirements, net worth requirements, and other common covenants. The Company was in compliance with all covenants at March 31, 2010.
The Company paid approximately $1,399,000 to the Bank and other parties since inception for various fees associated with the construction and term loan commitment. These amounts were recorded as prepaid loan fees by the Company in the accompanying balance sheets; such amounts are amortized using the effective interest method, beginning with the first payment on the term loan and ending with the term loan maturity date. The carrying values of the construction loan and term loan approximate fair value at March 31, 2010. In accordance with the agreement, the Company entered into an interest rate swap contract to minimize its interest risk exposure (see Note 5).
Annual expected maturities on notes payable at March 31, 2010, are as follows (amounts in thousands):

Years Ended December 31,	Maturities

Remainder of 2010	$7,525
2011	9,639
2012	10,791
2013	11,229
2014	47,063

Total	$86,247

ONE EARTH ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
March 31, 2010
The Company has no outstanding borrowings on the $10,000,000 revolving loan as of March 31, 2010. The Company has issued letters of credit that total approximately $480,000 outstanding as of March 31, 2010.
Note 6. Fair Value
Effective January 1, 2008, the Company adopted ASC 820 Fair Value Measurements and Disclosures (“ASC 820”), which provides a framework for measuring fair value under GAAP. This accounting standard defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also eliminated the deferral of gains and losses at inception of certain derivative contracts whose fair value was not evidenced by market observable data. ASC 820 requires that the impact of this change in accounting for derivative contracts be recorded as an adjustment to beginning retained earnings in the period of adoption. There was no impact on the beginning balance of retained earnings as a result of adopting ASC 820 because the Company held no financial instruments in which a gain or loss at inception was deferred.
Effective January 1, 2008, the Company determined the fair market values of its financial instruments based on the fair value hierarchy established by ASC 820. ASC 820 requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair values which are provided below. The Company carries derivative liabilities at fair value.
Level 1 — Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as certain U.S. Treasury securities that are highly liquid and are actively traded in over-the-counter markets.
Level 2 — Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally or corroborated by observable market data.
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

ONE EARTH ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
March 31, 2010
The fair values of derivative assets and liabilities traded in the over-the-counter market are determined using quantitative models that require the use of multiple market inputs including interest rates, prices and indices to generate pricing and volatility factors, which are used to value the position. The predominance of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services. Estimation risk is greater for derivative asset and liability positions that are either option-based or have longer maturity dates where observable market inputs are less readily available or are unobservable, in which case interest rate, price or index scenarios are extrapolated in order to determine the fair value. The fair values of derivative assets and liabilities include adjustments for market liquidity, counterparty credit quality, the Company’s own credit standing and other specific factors, where appropriate. To ensure the prudent application of estimates and management judgment in determining the fair value of derivative assets and liabilities, various processes and controls have been adopted, which include: model validation that requires a review and approval for pricing, financial statement fair value determination and risk quantification; periodic review and substantiation of profit and loss reporting for all derivative instruments. Financial assets and liabilities measured at fair value on a recurring basis at March 31, 2010 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Fair Value

Derivative liabilities	$—	$5,584	$—	$5,584

Financial assets and liabilities measured at fair value on a recurring basis at December 31, 2009 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Fair Value

Derivative liabilities	$—	$5,231	$—	$5,231

Note 7. Financial Instruments
The Company uses derivative financial instruments to manage the balance of fixed- and variable-rate debt. The Company does not engage in trading activities involving derivative contracts for which a lack of marketplace quotations would necessitate the use of fair value estimation techniques. Interest rate swap agreements involve the exchange of fixed-rate and variable-rate interest payments and do not represent an actual exchange of the notional amounts between the parties. The swap agreements were not designated for hedge accounting pursuant to accounting standards.
The Company entered into two forward interest swaps with First National Bank of Omaha in the notional amounts of $50 million and $25 million. The swaps fixed the interest rate on $50 million and $25 million of the term loan at 7.9% and 5.49%, respectively. Swap settlements on the $50 million swap commenced as of July 31, 2009 and the termination date is July 8, 2014. Swap settlements on the $25 million swap commenced as of July 31, 2009 and the termination date is July 31, 2011.
As of March 31, 2010, and December 31, 2009, the notional values of the interest rate swaps were approximately $72.2 million and $73.5 million, respectively. At March 31, 2010 and December 31, 2009, the Company has recorded a liability of approximately $5.6 million and $5.2 million, respectively, related to the fair value of the swaps.
The notional amounts and fair values of derivatives, all of which are not designated as cash flow hedges at March 31, 2010 are summarized in the table below (amounts in thousands):

	Notional	Fair Value
	Amount	Liability

Interest rate swaps	$72,177	$5,584
As the interest rate swaps are not designated as cash flow hedges, the unrealized gain and loss on the derivatives is reported in current earnings as losses/gains on derivative financial instruments, net. The Company reported losses of approximately $1,069,000 and $153,000 in the first quarters of 2010 and 2009, respectively. The Company paid settlements of interest rate swaps of approximately $716,000 during the first quarter of 2010. There were no swap settlements during the first quarter of 2009.
In the normal course of its ethanol business, the Company enters into forward pricing agreements for the purchase of grain and for the sale of ethanol and distillers grains for delivery in future periods. The Company accounts for these forward pricing arrangements under the “normal purchases and normal sales” scope exemption of ASC 815.
The Company has forward purchase contracts for 3.3 million bushels of corn, the principal raw material for its ethanol plant. The Company expects to take delivery of the grain through June 2010. The unrealized loss of such contracts was approximately $760,000 at March 31, 2010.

ONE EARTH ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
March 31, 2010
The Company has sales commitments for 16.1 million gallons of ethanol and 37,000 tons of distiller grains. The Company expects to deliver the ethanol and distiller grains through June 2010. The unrealized gain of such contracts was approximately $1,792,000 at March 31, 2010.
Note 8. Related-Party Transactions
The Company entered into a design-build contract with Fagen, an equity investor in the Company, for the design and construction of the ethanol plant. Construction of the ethanol plant was completed in 2009; the Company has paid approximately $120.2 million at December 31, 2009, to Fagen.
During the first quarter of 2010, the Company purchased approximately $32.5 million of corn from the Alliance Grain Company, an equity investor.
During the first quarter of 2010, the Company used the services of the Bloomer Line to move railcars to ship ethanol. An officer of the Company is the acting general manager of the Bloomer Line. During the first quarter of 2010, the Company paid the Bloomer Line approximately $82,000 for such services.
Note 9. Commitments and Contingencies
The Company is involved in various legal actions arising in the normal course of business. After taking into consideration legal counsels’ evaluations of such actions, management is of the opinion that their outcome will not have a material effect on the Company’s condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Form 10-Q contains or may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such statements can be identified by use of forward-looking terminology such as “may,” “expect,” “believe,” “estimate,” “anticipate” or “continue” or the negative thereof or other variations thereon or comparable terminology. Readers are cautioned that there are risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. These risks and uncertainties include the risk factors set forth from time to time in the Company’s filings with the Securities and Exchange Commission and include among other things: the impact of legislative changes, the price volatility and availability of corn, distiller grains, ethanol, gasoline and natural gas, the ethanol plant operating efficiently and according to forecasts and projections, changes in the national or regional economies, weather and the effects of terrorism or acts of war. The Company does not intend to update publicly any forward-looking statements except as required by law. Other factors that could cause actual results to differ materially from those in the forward-looking statements are set forth in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 333-135729).
Critical Accounting Policies and Estimates
During the three months ended March 31, 2010, we did not change any of our critical accounting policies as disclosed in our 2009 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on November 8, 2010. All other accounting policies used in preparing our interim 2010 Condensed Financial Statements are the same as those described in our Form 10-K.
Overview
One Earth Energy, LLC (referred to as “One Earth,” “we”, “us” or the “Company) was formed on November 28, 2005. We were formed for the purpose of raising capital to develop, construct, own and operate a 100 million gallon per year ethanol plant in east central Illinois near Gibson City, Illinois. We began producing ethanol and distillers grains at the plant in July 2009.
Our operations are highly dependent on commodity prices, especially prices for corn, ethanol, distillers grains and natural gas. As a result of price volatility for these commodities, our operating results can fluctuate substantially. The price and availability of corn is subject to significant fluctuations depending upon a number of factors that affect commodity prices in general, including crop conditions, weather, federal policy and foreign trade. Because the market price of ethanol is not always directly related to corn prices, at times ethanol prices may lag movements in corn prices and, in an environment of higher corn prices, reduce the overall margin structure at the plant. As a result, at times, we may operate our plant at negative or marginally positive operating margins.
We expect our ethanol plant to produce approximately 2.8 gallons of denatured ethanol for each bushel of corn processed in the production cycle. We refer to the difference between the price per gallon of ethanol and the price per bushel of corn (divided by 2.8) as the “crush spread.” Should the crush spread decline, it is possible that our ethanol plant will generate operating results that do not provide adequate cash flows for sustained periods of time. In such cases, production at our ethanol plant may be reduced or stopped altogether in order to minimize costs.
We attempt to manage the risk related to the volatility of corn and ethanol prices by utilizing forward corn purchase and forward ethanol and distillers grain sale contracts. We attempt to match quantities of ethanol and distillers grains sale contracts with an appropriate quantity of corn purchase contracts over a given period of time when we can obtain an adequate gross margin resulting from the crush spread inherent in the contracts we have executed. However, the market for future ethanol sales contracts is not a mature market. Consequently, we generally execute contracts for no more than three months into the future at any given time. As a result of the relatively short period of time our contracts cover, we generally cannot predict the future movements in the crush spread for more than three months; thus, we are unable to predict the likelihood or amounts of future income or loss from the operations of our ethanol facilities.

Results of Operations
Comparison of Three Months Ended March 31, 2010 and 2009
The following table summarizes certain operating data for the periods indicated:

	Three Months Ended
	March 31,
	2010	2009

Average selling price per gallon of ethanol	$1.71	$—
Average selling price per ton of dried distiller grains	$121.03	$—
Average selling price per ton of wet distiller grains	$24.71	$—
Average cost per bushel of grain	$3.61	$—
Average cost of natural gas (per mmbtu)	$5.46	$—
Revenues in the first quarter of 2010 were $53.2 million. We had no sales in the first quarter of 2009 as we did not begin production operations until July 2009. For the first quarter of 2010, the average selling price per gallon of ethanol was $1.71 and our sales were based upon approximately 25.9 million gallons of ethanol. For the first quarter of 2010, the average selling price per ton of distillers grains was $121.03 and our sales were based upon approximately 72,600 tons of distillers grains. We expect that revenues in future periods will be based upon production of approximately 100 million to 110 million gallons of ethanol and 300,000 to 320,000 tons of distillers grains per year. This expectation assumes that we will continue to operate at or near nameplate capacity, which is dependent upon the crush spread realized and other market conditions. The following table summarizes revenues by product group (amounts in thousands):

	Three Months Ended
	March 31,
	2010	2009

Ethanol	$44,398	$—
Dried distiller grains	8,788	—
Wet distiller grains	53	—

Total	$53,239	$—

Gross profit was approximately $8.6 million (16.1% of revenues) during the first quarter of 2010. Corn accounted for approximately 76% ($33.8 million) of our cost of sales during the first quarter of 2010. Natural gas accounted for approximately 9% ($4.2 million) of our cost of sales during the first quarter of 2010. Gross loss was approximately $0.1 million during the first quarter of 2009 which was a result of expenses incurred in association with activities to begin production. Given the inherent volatility in ethanol and corn prices, we cannot predict the likelihood that the spread between ethanol and grain prices, and the resulting gross profit or loss, in future periods will remain favorable or consistent compared to historical periods.
Selling, general and administrative expenses for the first quarter of 2010 were $294,000 million, an increase of $187,000 from $107,000 for the first quarter of 2009. The increase in expenses is primarily a result of higher administrative payroll expenses and professional fees. As we are fully staffed and operational in 2010, these categories increased over the prior year.
As a result of the foregoing, operating income was $8.3 million for the first quarter of 2010 versus operating loss of $0.2 million for the first quarter of 2009.

Interest and other income was $20,000 for the first quarter of 2010, consistent with $40,000 for the first quarter of 2009. We do not expect interest and other income to be significant in subsequent periods.
Interest expense was $0.7 million for the first quarter of 2010. There was no interest expense for the first quarter of 2009 as we capitalized interest while our ethanol plant was being constructed. We did not capitalize any interest during the first quarter of 2010 since we were operational and had no construction in process. Based on current interest rates and debt levels, we expect interest expense in subsequent periods of 2010 to be consistent with the first quarter of 2010 results.
We recognized losses of $1,069,000 and $153,000 during the first quarter of 2010 and 2009, respectively, related to forward starting interest rate swap agreements. In general, declining interest rates in 2010 had a negative effect on our interest rate swaps, as our swaps fixed the interest rate of variable rate debt. Should interest rates continue to decline, we would expect to experience continued losses on the interest rate swaps. We would expect to incur gains on the interest rate swaps should interest rates increase. We cannot predict the future movements in interest rates; thus, we are unable to predict the likelihood or amounts of future gains or losses related to interest rate swaps.
As a result of the foregoing, net income was $6.5 million for the first quarter of 2010 versus a loss of $0.4 million for the first quarter of 2009.
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
Ethanol Industry Competition
We operate in a competitive industry and compete with a number of larger ethanol producers. The significant economic down turn in the ethanol industry has driven many large and small producers out of the industry. The ethanol industry is starting to emerge from the difficult collapse that has occurred since the commencement of our operations in July 2009.
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
Advances and changes in the technology used to produce ethanol may make the technology we are installing in our plant less desirable or obsolete. As of this date, there are no known technologies that would cause our plant to become uncompetitive or completely obsolete.
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
Liquidity and Capital Resources
Net cash provided by operating activities was approximately $12.9 million for the first quarter of 2010, compared to cash used of $0.2 million for the first quarter of 2009. For the first three months of 2010, cash was provided by net income of $6.5 million, adjusted for non-cash items of $2.8 million, which consisted of depreciation and amortization and losses on derivative financial instruments. Accounts receivable, inventory and accounts payable provided cash of $0.9 million, $1.0 million and $1.3 million, respectively, a result of normal variations in production and sales levels.

Net cash used in operating activities was approximately $0.2 million for the first quarter of fiscal year 2009. For the first three months of fiscal year 2009, cash was used by net loss of $0.4 million. Losses on derivative financial instruments adjusted cash flows from operating activities by $0.2 million.
At March 31, 2010, working capital was $9.9 million compared to $12.9 million at December 31, 2009. This decrease is primarily a result of repayments of long term debt. The ratio of current assets to current liabilities was 1.6 to 1 at March 31, 2010 and 1.9 to 1 at December 31, 2009.
Cash of $43,000 was used in investing activities for the first quarter of 2010, compared to $15.2 million of cash used during the first quarter of 2009. Virtually all of the activities in this category of cash flows are capital expenditures, which, in the prior year relate to the construction of our ethanol plant, while current year capital expenditures were greatly reduced because we completed construction of our ethanol plant during 2009.
Cash used in financing activities totaled approximately $11.8 million for the first quarter of 2010 compared to cash provided of $15.3 million for the first quarter of 2009. Cash was used by debt payments of $11.8 million as the construction loan was converted to a term loan in 2009 once our ethanol plant construction was completed. During the first quarter of 2009, we borrowed $15.3 million on our construction loan to fund construction related expenditures.
We believe we have sufficient working capital and credit availability to fund our commitments and to maintain our operations at their current levels for the next twelve months and foreseeable future.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to the impact of market fluctuations associated with interest rates and commodity prices as discussed below.
Interest Rate Risk
We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding term and revolving loans that bear variable interest rates. Specifically, we have approximately $86.2 million outstanding in debt as of March 31, 2010, all of which is variable-rate. Interest rates on our variable-rate debt are determined based upon the market interest rate of LIBOR plus 300 to 310 basis points. A 10% adverse change (for example from 4.0% to 4.4%) in market interest rates would affect our interest cost on such debt by approximately $0.3 million per year in the aggregate.
We entered into two forward interest rate swaps in the notional amounts of $50.0 million and $25.0 million with the First national Bank of Omaha during the fiscal years ended December 31, 2008 and 2007. The $50.0 million swap fixed the variable interest rate of a portion of our term loan at 7.9%, while the $25.0 million swap fixed the variable interest rate of a portion of our term loan at 5.49%. The swap settlements commenced on July 31, 2009; the $50.0 million swap terminates on July 8, 2014 and the $25.0 million swap terminates on July 31, 2011. A hypothetical 10% change (for example, from 4.0% to 3.6%) in market interest rates at March 31, 2010 would change the fair value of the interest rate swaps by approximately $0.6 million.
Commodity Price Risk
We do not employ derivative instruments such as futures and options to hedge our commodity price risk. Our strategy is to “flat price” a portion of our electricity and natural gas requirements, and to purchase the remainder at current market prices. We purchase all of our corn through Alliance Grain.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the fair value of our corn and natural gas prices and average ethanol price as of March 31, 2010. The volumes are based on our actual use and sale of these commodities for the quarter ended March 31, 2010. The results of this analysis are as follows:

			Hypothetical	Approximate
			Adverse Change	Adverse
	Volume for the quarter		in	Change to
	ended March 31, 2010	Unit of Measure	Price	Income
Natural Gas	764,760	MMBtu	10%	$418,000
Ethanol	25,946,639	Gallons	10%	$4,444,000
Corn	9,382,627	Bushels	10%	$3,383,000
Item 4. Controls and Procedures
Our management evaluated, with the participation of our President and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report. Based on that evaluation, the President and Chief Financial Officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure because:
• Our disclosure controls and procedures did not adequately ensure the timely filing of our periodic reports on Form 10-Q for the quarters ended March 31, 2010.
• We had a material weakness in our internal control over financial reporting with respect to our controls over reconciliation of member share counts, as disclosed in our 2009 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on November 8, 2010.
There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
During the quarter ended March 31, 2010, there have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the quarter ended March 31, 2010, there have been no unregistered sales of membership units.
Dividend Policy
We did not pay dividends in the current or prior years. We currently have restrictions that limit the payment of dividends.

Item 3. Defaults Upon Senior Securities
None
Item 4. Removed and Reserved
Item 5. Other Information
None
Item 6. Exhibits
The following exhibits are filed with this report:

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

ONE EARTH ENERGY, LLC
Date: November 15, 2010	/s/ Steven Kelly
Steven Kelly
President (Principal Executive Officer)

Date: November 15, 2010	/s/ Larry Brees
Larry Brees
Chief Financial Officer (Principal Financial and Accounting Officer)