Form 10-Q
period 2010-06-30
ONE EARTH ENERGY LLC
filed 2010-11-15
CIK 1360944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission file number 333-135729

ONE EARTH ENERGY, LLC
(Exact name of registrant as specified in its charter)

Illinois	20-3852246
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ONE EARTH ENERGY, LLC
Condensed Balance Sheets
Unaudited

	June 30,	December 31,
	2010	2009
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$14,662	$12,099
Accounts receivable, net	5,780	5,457
Inventory, net	5,161	6,290
Prepaid expenses	1,615	1,579
Other current assets	1,764	1,276

Total current assets	28,982	26,701
Property and equipment, net	144,163	148,709
Deferred financing costs, net	1,119	1,259
Restricted cash	20	20
Other assets	525	595

Total assets	$174,809	$177,284

Liabilities and equity:
Current liabilities:
Accounts payable, trade	$1,915	$1,016
Current portion of long-term debt	8,628	8,089
Accrued real estate taxes	1,438	1,930
Derivative financial instruments	1,900	1,413
Other current liabilities	1,385	1,332

Total current liabilities	15,266	13,780

Long-term liabilities:
Long-term debt	74,550	89,910
Derivative financial instruments	4,295	3,818

Total long-term liabilities	78,845	93,728

Commitments and contingencies
Equity:
Members’ capital (13,781 units issued and outstanding in 2010 and 2009)	65,215	65,215
Retained earnings	15,483	4,561

Total members’ equity	80,698	69,776

Total liabilities and equity	$174,809	$177,284

The accompanying notes are an integral part of these unaudited condensed financial statements.

ONE EARTH ENERGY, LLC
Condensed Statements Of Operations
Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In Thousands, Except Per Share Amounts)

Revenues	$50,346	$—	$103,585	$—
Cost of sales	43,672	472	88,336	606

Gross profit (loss)	6,674	(472)	15,249	(606)
Selling, general and administrative expenses	(284)	(335)	(578)	(442)

Operating income (loss)	6,390	(807)	14,671	(1,048)
Interest and other income	28	28	48	68
Interest expense	(703)	(150)	(1,424)	(150)
(Losses) gains on derivative financial instruments, net	(1,304)	1,214	(2,373)	1,061

Net income (loss)	$4,411	$285	$10,922	$(69)

Weighted average units outstanding — basic and diluted	14	14	14	14

Basic and diluted net income (loss) per unit	$315.07	$20.36	$780.14	$(4.93)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ONE EARTH ENERGY, LLC
Condensed Statements Of Cash Flows
Unaudited

	Six Months Ended
	June 30,
	2010	2009
	(In Thousands)
Cash flows from operating activities:
Net income (loss)	$10,922	$(69)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,899	27
Derivative financial instruments	964	(1,062)
Changes in assets and liabilities:
Accounts receivable	(323)	(26)
Inventory	1,129	(5,641)
Other assets	(454)	(1,638)
Accounts payable, trade	899	1,108
Other liabilities	(439)	469

Net cash provided by (used in) operating activities	17,597	(6,832)

Cash flows from investing activities:
Capital expenditures	(213)	(31,532)
Restricted cash	—	(20)

Net cash used in investing activities	(213)	(31,552)

Cash flows from financing activities:
Payments of long-term debt	(14,821)	—
Proceeds from long-term debt	—	41,205

Net cash (used in) provided by financing activities	(14,821)	41,205

Net increase in cash and cash equivalents	2,563	2,821
Cash and cash equivalents, beginning of period	12,099	16

Cash and cash equivalents, end of period	$14,662	$2,837

Non cash investing activities — Accrued capital expenditures	$—	$2,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

ONE EARTH ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2010
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
Note 2. Accounting Policies
The interim condensed financial statements have been prepared in accordance with the accounting policies described in the notes to the financial statements included in the Company’s 2009 Annual Report on Form 10-K. While management believes that the procedures followed in the preparation of interim financial information are reasonable, the accuracy of some estimated amounts is dependent upon facts that will exist or calculations that will be accomplished at fiscal year end. Examples of such estimates include the fair value of financial instruments, lower of cost or market inventory calculations and the reserve for bad debts. Any adjustments pursuant to such estimates during the quarter were of a normal recurring nature. Actual results could differ from those estimates.
Revenue Recognition
The Company recognizes sales from the production of ethanol and distillers grains when title transfers to customers, upon shipment from its plant. Shipping and handling charges to customers are included in revenues. Revenues by product are as follows (amounts in thousands):

	Quarter Ended	Six Months Ended
	June 30, 2010	June 30, 2010

Ethanol	$41,486	$85,884
Dried distillers grains	8,820	17,608
Wet distillers grains	40	93

Total	$50,346	$103,585

Cost of Sales
Cost of sales includes depreciation, costs of raw materials, inbound freight charges, purchasing and receiving costs, inspection costs, shipping costs, other distribution expenses, warehousing costs, plant management, certain compensation costs, and general facility overhead charges.

ONE EARTH ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2010
Selling, General and Administrative Expenses
The Company includes non-production related costs such as professional fees and certain payroll in selling, general and administrative expenses.
Interest Cost
No interest was capitalized for the six months ended June 30, 2010. Interest expense of $150,000 for the six months ended June 30, 2009 is net of approximately $1,530,000 of interest capitalized. Cash paid for interest for the six months ended June 30, 2010 was approximately $1,519,000. No interest was paid for the six months ended June 30, 2009.
Financial Instruments
Forward grain purchase and ethanol and distiller grain sale contracts are accounted for under the “normal purchases and normal sales” scope exemption of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), Derivatives and Hedging, (“ASC 815”) because these arrangements are for purchases of grain that will be delivered in quantities expected to be used by the Company and sales of ethanol and distiller grain quantities expected to be produced by the Company over a reasonable period of time in the normal course of business. The Company uses derivative financial instruments to manage its balance of fixed and variable rate debt. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. Interest rate swap agreements involve the exchange of fixed and variable rate interest payments and do not represent an actual exchange of the notional amounts between the parties. The swap agreements were not designated for hedge accounting pursuant to ASC 815. The interest rate swaps are recorded at their fair values and the changes in fair values are recorded as gain or loss on derivative financial instruments in the Condensed Statements of Operations. The Company paid settlements of interest rate swaps of approximately $1,409,000 and $0 for the six months ended June 30, 2010 and 2009, respectively.
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
Inventories
Inventories are carried at the lower of cost or market on a first-in, first-out (“FIFO”) basis. Inventory includes direct production costs and certain overhead costs such as depreciation, property taxes and utilities related to producing ethanol and related by-products. Reserves are established for estimated net realizable value based primarily upon commodity prices. The components of inventory at June 30, 2010 and December 31, 2009 are as follows (amounts in thousands):

	June 30,	December 31,
	2010	2009

Ethanol and other finished goods, net	$1,937	$1,558
Work in process, net	1,209	1,235
Grain and other raw materials	2,015	3,497

Total	$5,161	$6,290

ONE EARTH ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2010
Property and Equipment
Property and equipment is recorded at cost. Depreciation is computed using the straight-line method. Estimated useful lives are 15 to 40 years for buildings and improvements, and 3 to 20 years for fixtures and equipment.
In accordance with ASC 360-05, Impairment or Disposal of Long-Lived Assets, the carrying value of long-lived assets is assessed for recoverability by management when changes in circumstances indicate that the carrying amount may not be recoverable, based on an analysis of undiscounted future expected cash flows from the use and ultimate disposition of the asset. There were no impairment charges in the first six months of 2010 or 2009. Impairment charges result from the Company’s management performing cash flow analysis and represent management’s estimate of the excess of net book value over fair value. Fair value is estimated using expected future cash flows on a discounted basis or appraisals as appropriate. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Generally, declining cash flows from the Company’s ethanol plant is an indicator of possible impairment.
Deferred Financing Costs
Costs incurred in connection with the acquisition of financing for the construction of the ethanol plant were deferred and amortized over the term of the loan using the effective interest method. Accumulated amortization was approximately $279,000 and $140,000 at June 30, 2010 and December 31, 2009, respectively. Future amortization of deferred financing costs is as follows (amounts in thousands):

Years Ended December 31,	Amortization

Remainder of 2010	$175
2011	286
2012	248
2013	213
2014	197

Total	$1,119

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
In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Fair Value Measurements and Disclosures (“ASU 2010-06”), which adds new disclosure requirements for transfers into and out of Levels 1 and 2 in the fair value hierarchy and additional disclosures about purchases, sales, issuances and settlements relating to Level 3 fair value measurements. This ASU also clarifies existing fair value disclosures about the level of disaggregation about inputs and valuation techniques used to measure fair value. The ASU was effective January 1, except for the requirement to provide the Level 3 activity on a gross basis, which is effective for fiscal years beginning after December 15, 2010 and interim periods within those years. This standard did not have any impact on the Company’s financial condition, results of operations or cash flows.

ONE EARTH ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2010
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
In July 2007, The Company conducted a rescission offer with the current subscribers due to the Company changing the terms of the initial public offering. A total of 171 subscribers with 2,602 units chose to withdraw their subscriptions and have their deposits returned totaling $1,330,500, plus interest. On October 31, 2007, after meeting the terms of the escrow agreement, the Company terminated its escrow account and the offering proceeds were released to the Company. The Company closed the public offering on November 7, 2007. As of June 30, 2010, the Company had issued 13,781 units totaling $66,055,000 ($65,215,000 net of issuance costs). Through June 30, 2010, the Company had not made any distributions to members for income tax payments or other purposes.
Note 4. Property and Equipment
In May 2007, the Company entered into an agreement with Fagen, Inc. (“Fagen”), the designer/builder of the Company’s ethanol plant. Fagen was responsible for all engineering, labor, materials and equipment to design, construct, startup and achieve guaranteed performance criteria of the plant. The contract price was $120 million, subject to adjustments as provided by the general conditions of the agreement. Construction of the plant began in October 2007, and was substantially completed in July 2009. See Note 8 for a discussion of related-party transactions. The components of property and equipment at June 30, 2010 and December 31, 2009 are as follows (amounts in thousands):

	June 30,	December 31,
	2010	2009

Land and improvements	$14,338	$14,318
Machinery and equipment	117,529	117,442
Buildings and improvements	21,251	21,237
Furniture and fixtures	600	518
Construction in progress	35	24

Property and equipment, gross	153,753	153,539
Less: accumulated depreciation	(9,590)	(4,830)

Property and equipment, net	$144,163	$148,709

ONE EARTH ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2010
Note 5. Long-Term Debt
In September 2007, the Company entered into a $111,000,000 financing agreement consisting of a construction loan agreement for $100,000,000 together with a $10,000,000 revolving loan and a $1,000,000 letter of credit with First National Bank of Omaha (the “Bank”). The construction loan was converted into a term loan on July 31, 2009, and bears interest at rates ranging from London InterBank Offered Rate (LIBOR), plus 300 basis points to LIBOR, plus 310 basis points. The term loan is secured by all of the Company’s assets. Pursuant to the terms of the loan agreement with the Bank, the Company has certain restrictions on its distributions to members based upon taxable income and net income in a given period. The Company’s restricted net assets total approximately $76.7 and $65.0 million at June 30, 2010 and December 31, 2009, respectively.
Beginning with the first quarterly payment on October 8, 2009, payments are due in 19 equal quarterly payments of principal and accrued interest, with the principal portion calculated based on a 120-month amortization schedule. One final installment will be required on the maturity date, July 8, 2014, for the remaining unpaid principal balance with accrued interest.
As of June 30, 2010, approximately $83.2 million was outstanding on the term loan. The Company is also subject to certain financial covenants under the loan agreement, including required levels of Earnings Before Interest, Taxes, Depreciation, and Amortization, debt service coverage ratio requirements, net worth requirements, and other common covenants. The Company was in compliance with all covenants at June 30, 2010.
The Company paid approximately $1,399,000 to the Bank and other parties since inception for various fees associated with the construction and term loan commitment. These amounts were recorded as prepaid loan fees by the Company in the accompanying balance sheets; such amounts are amortized using the effective interest method, beginning with the first payment on the term loan and ending with the term loan maturity date. The carrying values of the construction loan and term loan approximate fair value at June 30, 2010. In accordance with the agreement, the Company entered into an interest rate swap contract to minimize its interest risk exposure (see Note 5).
Annual expected maturities on notes payable at June 30, 2010, are as follows (amounts in thousands):

Years Ended December 31,	Maturities

Remainder of 2010	$4,456
2011	9,639
2012	10,791
2013	11,229
2014	47,063

Total	$83,178

The Company has no outstanding borrowings on the $10.0 million revolving loan at June 30, 2010. The Company has issued letters of credit that total $480,000 outstanding as of June 30, 2010.

ONE EARTH ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2010
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
The fair values of derivative assets and liabilities traded in the over-the-counter market are determined using quantitative models that require the use of multiple market inputs including interest rates, prices and indices to generate pricing and volatility factors, which are used to value the position. The predominance of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services. Estimation risk is greater for derivative asset and liability positions that are either option-based or have longer maturity dates where observable market inputs are less readily available or are unobservable, in which case interest rate, price or index scenarios are extrapolated in order to determine the fair value. The fair values of derivative assets and liabilities include adjustments for market liquidity, counterparty credit quality, the Company’s own credit standing and other specific factors, where appropriate. To ensure the prudent application of estimates and management judgment in determining the fair value of derivative assets and liabilities, various processes and controls have been adopted, which include: model validation that requires a review and approval for pricing, financial statement fair value determination and risk quantification; periodic review and substantiation of profit and loss reporting for all derivative instruments. Financial assets and liabilities measured at fair value on a recurring basis at June 30, 2010 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Fair Value

Derivative liabilities	$—	$6,195	$—	$6,195

ONE EARTH ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2010
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
As of June 30, 2010, and December 31, 2009, the notional values of the interest rate swaps were approximately $70.8 million and $73.5 million, respectively. At June 30, 2010 and December 31, 2009, the Company has recorded a liability of approximately $6.2 million and $5.2 million, respectively, related to the fair value of the swaps.
The notional amounts and fair values of derivatives, all of which are not designated as cash flow hedges at June 30, 2010 are summarized in the table below (amounts in thousands):

	Notional	Fair Value
	Amount	Liability

Interest rate swaps	$70,846	$6,195
As the interest rate swaps are not designated as cash flow hedges, the unrealized gain and loss on the derivatives is reported in current earnings as losses/gains on derivative financial instruments, net. The Company reported losses of approximately $1,304,000 and gains of $1,214,000 in the second quarters of 2010 and 2009, respectively. The Company reported losses of approximately $2,373,000 and gains of $1,061,000 in the first six months of 2010 and 2009, respectively. The Company paid settlements of interest rate swaps of approximately $1,409,000 during the first six months of 2010. There were no swap settlements during the first six months of 2009.
In the normal course of its ethanol business, the Company enters into forward pricing agreements for the purchase of grain and for the sale of ethanol and distillers grains for delivery in future periods. The Company accounts for these forward pricing arrangements under the “normal purchases and normal sales” scope exemption of ASC 815.
The Company has forward purchase contracts for 4.4 million bushels of corn, the principal raw material for its ethanol plant. The Company expects to take delivery of the corn through September 2010. The unrealized gain of such contracts was approximately $555,000 at June 30, 2010.
The Company has sales commitments for 10.4 million gallons of ethanol and 41,000 tons of distiller grains. The Company expects to deliver the ethanol and distiller grains through September 2010. The unrealized gain of such contracts was approximately $515,000 at June 30, 2010.

ONE EARTH ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2010
Note 8. Related-Party Transactions
The Company entered into a design-build contract with Fagen, an equity investor in the Company, for the design and construction of the ethanol plant. Construction of the ethanol plant was completed in 2009; the Company has paid approximately $120.2 million at December 31, 2009, to Fagen.
During the second quarter and first six months of 2010, the Company purchased approximately $32.9 million and $65.4 million, respectively, of corn from the Alliance Grain Company, an equity investor.
During the second quarter and first six months of 2010, the Company used the services of the Bloomer Line to move railcars to ship ethanol. An officer of the Company is the acting general manager of the Bloomer Line. During the second quarter and first six months of 2010, the Company paid the Bloomer Line approximately $82,000 and $164,000, respectively, for such services.
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
Critical Accounting Policies and Estimates
During the three months ended June 30, 2010, we did not change any of our critical accounting policies as disclosed in our 2009 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on November 8, 2010. All other accounting policies used in preparing our interim fiscal 2010 Condensed Financial Statements are the same as those described in our Form 10-K.
Overview
One Earth Energy, LLC (referred to as “One Earth,” “we,” “us” or the “Company”) was formed on November 28, 2005. We were formed for the purpose of raising capital to develop, construct, own and operate a 100 million gallon per year ethanol plant in east central Illinois near Gibson City, Illinois. We began producing ethanol and distillers grains at the plant in July 2009.
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

Results of Operations
Comparison of Three Months and Six Months Ended June 30, 2010 and 2009
The following table summarizes certain operating data for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Average selling price per gallon of ethanol	$1.57	$—	$1.64	$—
Average selling price per ton of dried distiller grains	$117.81	$—	$121.43	$—
Average selling price per ton of wet distiller grains	$30.14	$—	$26.79	$—
Average cost per bushel of grain	$3.54	$—	$3.59	$—
Average cost of natural gas (per mmbtu)	$4.32	$—	$4.89	$—
Revenues in the second quarter of 2010 were $50.3 million. We had no sales in the second quarter of 2009 as we did not begin production operations until July 2009. For the second quarter of 2010, the average selling price per gallon of ethanol was $1.57 and our sales were based upon approximately 26.6 million gallons of ethanol. For the second quarter of 2010, the average selling price per ton of distillers grains was $117.81 and our sales were based upon approximately 78,000 tons of distillers grains.
Revenues in the first six months of 2010 were $103.6 million. We had no sales in the first six months of 2009 as we did not begin production operations until June 2009. For the first six months of 2010, the average selling price per gallon of ethanol was $1.64 and our sales were based upon approximately 52.5 million gallons of ethanol. For the first six months of 2010, the average selling price per ton of distillers grains was $121.43 and our sales were based upon approximately 151,700 tons of distillers grains.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Ethanol	$41,486	$—	$85,885	$—
Dried distiller grains	8,820	—	17,608	—
Wet distiller grains	40	—	92	—

Total	$50,346	$—	$103,585	$—

Gross profit was approximately $6.7 million (13.3% of revenues) during the second quarter of 2010 compared to gross loss of $0.5 million during the second quarter of 2009. The gross loss in 2009 relates to certain expenses related to the production start up we were undergoing during 2009. Corn accounted for approximately 76% ($33.2 million) of our cost of sales during the second quarter of 2010. Natural gas accounted for approximately 8% ($3.3 million) of our cost of sales during the second quarter of 2010. Gross profit for the first six months of 2010 was $15.2 million (14.7% of revenues) which was approximately $15.8 million higher compared to gross loss of $0.6 million for the first six months of 2009. Corn accounted for approximately 76% ($67.0 million) of our cost of sales during the first six months of 2010. Natural gas accounted for approximately 9% ($7.5 million) of our cost of sales during the first six months of 2010. Given the inherent volatility in ethanol and corn prices, we cannot predict the likelihood that the spread between ethanol and grain prices, and the resulting gross profit or loss, in future periods will remain favorable or consistent compared to historical periods.

Selling, general and administrative expenses for the second quarter of 2010 were $0.3 million, consistent with the second quarter of 2009. Selling, general and administrative expenses were $0.6 million for the first six months of 2010 consistent with the first six months of 2009.
Interest and other income was $28,000 for the second quarter of 2010, consistent with the second quarter of 2009 results. Interest and other income of $48,000 for the first six months of 2010 was consistent with the first six months of 2009 results. We do not expect interest and other income to be significant in subsequent periods.
Interest expense was $0.7 million for the second quarter of 2010, an increase of $0.5 million over the prior year second quarter. Interest expense was $1.4 million for the first six months of 2010 compared to $0.2 million for the first six months of 2009, an increase of $1.2 million. The increases were primarily attributable to the higher amounts of average debt outstanding we had upon the completion of construction of our ethanol plant. In addition, we did not capitalize interest during 2010 as we did in 2009 while we were completing the construction of our ethanol plant. Based on current interest rates and debt levels, we expect interest expense in subsequent periods of 2010 to be consistent with the first and second quarters of 2010 results.
We recognized losses of $1.3 million and gains of $1.2 million during the second quarter of 2010 and 2009, respectively, related to forward starting interest rate swap agreements. We recognized a loss related to the swaps of approximately $2.4 million during the first six months of 2010 compared to gains of $1.1 million during the first six months of 2009. In general, declining interest rates in 2010 had a negative effect on our interest rate swaps as our swaps fixed the interest rate of variable rate debt. Should interest rates continue to decline, we would expect to experience continued losses on the interest rate swaps. We would expect to incur gains on the interest rate swaps should interest rates increase. We cannot predict the future movements in interest rates; thus, we are unable to predict the likelihood or amounts of future gains or losses related to interest rate swaps.
As a result of the foregoing, net income for the second quarter of 2010 was $4.4 million, an increase of $4.1 million from $0.3 million for the second quarter of 2009. Net income for the first six months of 2010 was $10.9 million, an increase of $11.0 million from net loss of $0.1 million for the first six months of 2009.
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
Liquidity and Capital Resources
Net cash provided by operating activities was approximately $17.6 million for the first six months of 2010, compared to cash used of $6.8 million for the first six months of 2009. For the first six months 2010, cash was provided by net income of $10.9 million, adjusted for non-cash items of $5.9 million, which consisted of depreciation and amortization and losses on derivative financial instruments. Inventory and accounts payable provided cash of $1.1 million and $0.9 million, respectively, a result of normal variations in production and sales levels. Accounts receivable used cash of $0.3 million, primarily a result of normal variations in sales levels and the timing of customer collections. Other assets used cash of $0.5 million, primarily a result of higher amounts of prepaid expenses and spare parts for operations.
Net cash used in operating activities was approximately $6.8 million for the first six months of 2009. For the first six months of 2009, cash was used by net loss of $0.1 million, net non-cash items of $1.0 million, which primarily consisted of depreciation and amortization and gains on derivative financial instruments. Inventory and other assets were the largest uses of cash as they used $5.6 million and $1.6 million, respectively. These uses of cash were primarily related to the start up of production operations in June and July of 2009. Accounts payable provided cash of $1.1 million also related to the start up of production operations in June and July of 2009.
At June 30, 2010, working capital was $13.7 million compared to $12.9 million at December 31, 2009. This increase is primarily a result of profitable operations during 2010 offset partially by repayments of long term debt. The ratio of current assets to current liabilities was 1.9 to 1 at June 30, 2010 and December 31, 2009.
Cash of $0.2 million was used in investing activities for the first six months of 2010, compared to $31.5 million of cash used during the first six months of 2009. Virtually all of the activities in this category of cash flows are capital expenditures, which, in the prior year relate to the construction of our ethanol plant, while current year capital expenditures were greatly reduced because we completed construction of our ethanol plant during 2009.
Cash used in financing activities totaled approximately $14.8 million for the first six months of 2010 compared to cash provided of $41.2 million for the first six months of 2009. Cash was used by debt payments of $14.8 million as the construction loan was converted to a term loan in 2009 once our ethanol plant construction was completed. During the first six months of 2009, we borrowed $41.2 million on our construction loan to fund construction related expenditures.
We will be constructing additional grain storage silos at our ethanol plant, expected to cost approximately $5 million. We expect to use existing cash on hand to pay for this project.
We believe we have sufficient working capital and credit availability to fund our commitments and to maintain our operations at their current levels for the next twelve months and foreseeable future.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to the impact of market fluctuations associated with interest rates and commodity prices as discussed below.
Interest Rate Risk
We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding term and revolving loans that bear variable interest rates. Specifically, we have approximately $83.2 million outstanding in debt as of June 30, 2010, all of which is variable-rate. Interest rates on our variable-rate debt are determined based upon the market interest rate of LIBOR plus 300 to 310 basis points. A 10% adverse change (for example from 4.0% to 4.4%) in market interest rates would affect our interest cost on such debt by approximately $0.3 million per year in the aggregate.

We entered into two forward interest rate swaps in the notional amounts of $50.0 million and $25.0 million with the First National Bank of Omaha during the fiscal years ended December 31, 2008 and 2007. The $50.0 million swap fixed the variable interest rate of a portion of our term loan at 7.9%, while the $25.0 million swap fixed the variable interest rate of a portion of our term loan at 5.49%. The swap settlements commenced on July 31, 2009; the $50.0 million swap terminates on July 8, 2014 and the $25.0 million swap terminates on July 31, 2011. A hypothetical 10% change (for example, from 4.0% to 3.6%) in market interest rates at June 30, 2010 would change the fair value of the interest rate swaps by approximately $0.6 million.
Commodity Price Risk
We do not employ derivative instruments such as futures and options to hedge our commodity price risk. Our strategy is to “flat price” a portion of our electricity and natural gas requirements, and to purchase the remainder at current market prices. We purchase all of our corn through Alliance Grain.
A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the fair value of our corn and natural gas prices and average ethanol price as of June 30, 2010. The volumes are based on our actual use and sale of these commodities for the quarter and six months ended June 30, 2010. The results of this analysis are as follows:

				Approximate
			Hypothetical	Adverse
	Volume for the quarter		Adverse Change	Change to
	ended June 30, 2010	Unit of Measure	in Price	Income
Natural Gas	750,087	MMBtu	10%	$324,000
Ethanol	26,578,135	Gallons	10%	$4,148,000
Corn	9,441,102	Bushels	10%	$3,318,000

				Approximate
			Hypothetical	Adverse
	Volume for the six months		Adverse Change	Change to
	ended June 30, 2010	Unit of Measure	in Price	Income
Natural Gas	1,514,847	MMBtu	10%	$740,000
Ethanol	52,524,774	Gallons	10%	$8,597,000
Corn	18,823,728	Bushels	10%	$6,701,000
Item 4. Controls and Procedures
Our management evaluated, with the participation of our President and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report. Based on that evaluation, the President and Chief Financial Officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure because:
•	Our disclosure controls and procedures did not adequately ensure the timely filing of our periodic reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010.

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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
During the quarter ended June 30, 2010, there have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the quarter ended June 30, 2010, there have been no unregistered sales of membership units.
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