Form 10-Q
period 2010-09-30
ONE EARTH ENERGY LLC
filed 2010-11-15
CIK 1360944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At the close of business on November 12, 2010 the registrant had 13,781 membership units outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ONE EARTH ENERGY, LLC
Condensed Balance Sheets
Unaudited

	September 30,	December 31,
	2010	2009
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$13,409	$12,099
Accounts receivable, net	9,024	5,457
Inventory	7,008	6,290
Prepaid expenses	1,775	1,579
Other current assets	1,816	1,276

Total current assets	33,032	26,701
Property and equipment, net	144,196	148,709
Deferred financing costs, net	1,049	1,259
Restricted cash	20	20
Other assets	525	595

Total assets	$178,822	$177,284

Liabilities and equity:
Current liabilities:
Accounts payable, trade	$1,724	$1,016
Current portion of long-term debt	8,265	8,089
Accrued real estate taxes	707	1,930
Derivative financial instruments	2,101	1,413
Other current liabilities	1,973	1,332

Total current liabilities	14,770	13,780

Long-term liabilities:
Long-term debt	72,601	89,910
Derivative financial instruments	4,482	3,818

Total long-term liabilities	77,083	93,728

Commitments and contingencies
Equity:
Members’ capital (13,781 units issued and outstanding in 2010 and 2009)	65,215	65,215
Retained earnings	21,754	4,561

Total members’ equity	86,969	69,776

Total liabilities and equity	$178,822	$177,284

The accompanying notes are an integral part of these unaudited condensed financial statements.

ONE EARTH ENERGY, LLC
Condensed Statements Of Operations
Unaudited

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In Thousands, Except Per Share Amounts)

Revenues	$55,594	$45,607	$159,179	$45,607
Cost of sales	47,338	40,775	135,674	41,381

Gross profit	8,256	4,832	23,505	4,226
Selling, general and administrative expenses	(241)	(195)	(819)	(637)

Operating income	8,015	4,637	22,686	3,589
Interest and other income	32	18	80	86
Interest expense	(708)	(921)	(2,132)	(1,071)
Losses on derivative financial instruments, net	(1,068)	(1,278)	(3,441)	(217)

Net income	$6,271	$2,456	$17,193	$2,387

Weighted average units outstanding — basic and diluted	14	14	14	14

Basic and diluted net income per unit	$447.93	$175.43	$1,228.07	$170.50

The accompanying notes are an integral part of these unaudited condensed financial statements.

ONE EARTH ENERGY, LLC
Condensed Statements Of Cash Flows
Unaudited

	Nine Months Ended
	September 30,
	2010	2009
	(In Thousands)
Cash flows from operating activities:
Net income	$17,193	$2,387
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,350	2,431
Derivative financial instruments	1,352	217
Changes in assets and liabilities:
Accounts receivable	(3,567)	(5,219)
Inventory	(718)	(4,293)
Other assets	(666)	(1,664)
Accounts payable, trade	708	(6,408)
Other liabilities	(582)	1,193

Net cash provided by (used in) operating activities	21,070	(11,356)

Cash flows from investing activities:
Capital expenditures	(2,627)	(24,472)
Restricted cash	—	(20)

Net cash used in investing activities	(2,627)	(24,492)

Cash flows from financing activities:
Payments of long-term debt	(17,133)	—
Proceeds from long-term debt	—	43,974

Net cash (used in) provided by financing activities	(17,133)	43,974

Net increase in cash and cash equivalents	1,310	8,126
Cash and cash equivalents, beginning of period	12,099	16

Cash and cash equivalents, end of period	$13,409	$8,142

Non cash investing activities — Accrued capital expenditures	$—	$2,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

ONE EARTH ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2010
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
Revenue Recognition
The Company recognizes sales from the production of ethanol and distillers grains when title transfers to customers, upon shipment from its plant. Shipping and handling charges to customers are included in revenues. Revenues by product are as follows (amounts in thousands):

	Quarter Ended	Nine Months Ended
	September 30, 2010	September 30, 2010

Ethanol	$46,180	$132,064
Dried distillers grains	9,366	26,974
Wet distillers grains	48	141

Total	$55,594	$159,179

	Quarter Ended	Nine Months Ended
	September 30, 2009	September 30, 2009

Ethanol	$38,784	$38,784
Dried distillers grains	6,773	6,773
Wet distillers grains	50	50

Total	$45,607	$45,607

ONE EARTH ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2010
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
Interest Cost
No interest was capitalized for the nine months ended September 30, 2010. Interest expense of $1,071,000 for the nine months ended September 30, 2009 is net of approximately $1,530,000 of interest capitalized. Cash paid for interest for the nine months ended September 30, 2010 was approximately $2,267,000. No interest was paid for the nine months ended September 30, 2009.
Financial Instruments
Forward grain purchase and ethanol and distiller grain sale contracts are accounted for under the “normal purchases and normal sales” scope exemption of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 815, Derivatives and Hedging, (“ASC 815”) because these arrangements are for purchases of grain that will be delivered in quantities expected to be used by the Company and sales of ethanol and distiller grain quantities expected to be produced by the Company over a reasonable period of time in the normal course of business. The Company uses derivative financial instruments to manage its balance of fixed-rate and variable-rate debt. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. Interest rate swap agreements involve the exchange of fixed and variable rate interest payments and do not represent an actual exchange of the notional amounts between the parties. The swap agreements were not designated for hedge accounting pursuant to ASC 815. The interest rate swaps are recorded at their fair values and the changes in fair values are recorded as gain or loss on derivative financial instruments in the Condensed Statements of Operations.
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

ONE EARTH ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2010
Inventories
Inventories are carried at the lower of cost or market on a first-in, first-out (“FIFO”) basis. Inventory includes direct production costs and certain overhead costs such as depreciation, property taxes and utilities related to producing ethanol and related by-products. Reserves are established for estimated net realizable value based primarily upon commodity prices. The components of inventory at September 30, 2010 and December 31, 2009 are as follows (amounts in thousands):

	September 30,	December 31,
	2010	2009

Ethanol and other finished goods	$1,466	$1,558
Work in process, net	1,510	1,235
Grain and other raw materials	4,032	3,497

Total	$7,008	$6,290

Property and Equipment
Property and equipment is recorded at cost. Depreciation is computed using the straight-line method. Estimated useful lives are 15 to 40 years for buildings and improvements, and 3 to 20 years for fixtures and equipment.
In accordance with ASC 360-05, Impairment or Disposal of Long-Lived Assets, the carrying value of long-lived assets is assessed for recoverability by management when changes in circumstances indicate that the carrying amount may not be recoverable, based on an analysis of undiscounted future expected cash flows from the use and ultimate disposition of the asset. There were no impairment charges in the first nine months of 2010 or 2009. Impairment charges result from the Company’s management performing cash flow analysis and represent management’s estimate of the excess of net book value over fair value. Fair value is estimated using expected future cash flows on a discounted basis or appraisals as appropriate. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Generally, declining cash flows from the Company’s ethanol plant is an indicator of possible impairment.
Deferred Financing Costs
Costs incurred in connection with the acquisition of financing for the construction of the ethanol plant were deferred and amortized over the term of the loan using the effective interest method. Accumulated amortization was approximately $350,000 and $140,000 at September 30, 2010 and December 31, 2009, respectively. Future amortization of deferred financing costs is as follows (amounts in thousands):

Years Ended December 31,	Amortization

Remainder of 2010	$105
2011	286
2012	248
2013	213
2014	197

Total	$1,049

Comprehensive Income
For all periods presented, net income equals comprehensive income as the Company had no income or expense items that were not reported on the condensed statements of operations.
Accounting Changes and Recently Issued Accounting Standards
In June 2009, the FASB issued a new accounting standard that clarified how a company determines whether an entity, that is insufficiently capitalized or not controlled through voting (or similar rights), should be capitalized (“ASC 810”). This determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This standard requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. This standard also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. This standard is effective for fiscal years beginning after November 15, 2009. The Company adopted this standard as of January 1, 2010. This standard did not have any impact on the Company’s financial condition, results of operations or cash flows.

ONE EARTH ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2010
In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-06, Fair Value Measurements and Disclosures (“ASU 2010-06”), which adds new disclosure requirements for transfers into and out of Levels 1 and 2 in the fair value hierarchy and additional disclosures about purchases, sales, issuances and settlements relating to Level 3 fair value measurements. This ASU also clarifies existing fair value disclosures about the level of disaggregation about inputs and valuation techniques used to measure fair value. The ASU was effective January 1, except for the requirement to provide the Level 3 activity on a gross basis, which is effective for fiscal years beginning after December 15, 2010 and interim periods within those years. This standard did not have any impact on the Company’s financial condition, results of operations or cash flows.
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
In July 2007, The Company conducted a rescission offer with the current subscribers due to the Company changing the terms of the initial public offering. A total of 171 subscribers with 2,602 units chose to withdraw their subscriptions and have their deposits returned totaling $1,330,500, plus interest. On October 31, 2007, after meeting the terms of the escrow agreement, the Company terminated its escrow account and the offering proceeds were released to the Company. The Company closed the public offering on November 7, 2007. As of September 30, 2010, the Company had issued 13,781 units totaling $66,055,000 ($65,215,000 net of issuance costs). Through September 30, 2010, the Company had not made any distributions to members for income tax payments or other purposes.

ONE EARTH ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2010
Note 4. Property and Equipment
In May 2007, the Company entered into an agreement with Fagen, Inc. (“Fagen”), the designer/builder of the Company’s ethanol plant. Fagen was responsible for all engineering, labor, materials and equipment to design, construct, startup and achieve guaranteed performance criteria of the plant. The contract price was $120 million, subject to adjustments as provided by the general conditions of the agreement. Construction of the plant began in October 2007, and was substantially completed in July 2009. See Note 8 for a discussion of related-party transactions. The components of property and equipment at September 30, 2010 and December 31, 2009 are as follows (amounts in thousands):

	September 30,	December 31,
	2010	2009

Land and improvements	$14,338	$14,318
Machinery and equipment	117,534	117,442
Buildings and improvements	21,251	21,237
Furniture and fixtures	600	518
Construction in progress	2,443	24

Property and equipment, gross	156,166	153,539
Less: accumulated depreciation	(11,970)	(4,830)

Property and equipment, net	$144,196	$148,709

Note 5. Long-Term Debt
In September 2007, the Company entered into an $111,000,000 financing agreement consisting of a construction loan agreement for $100,000,000 together with a $10,000,000 revolving loan and a $1,000,000 letter of credit with First National Bank of Omaha (the “Bank”). The construction loan was converted into a term loan on July 31, 2009, and bears interest at rates ranging from London InterBank Offered Rate (LIBOR), plus 300 basis points to LIBOR, plus 310 basis points. The term loan is secured by all of the Company’s assets. Pursuant to the terms of the loan agreement with the Bank, the Company has certain restrictions on its distributions to members based upon taxable income and net income in a given period. The Company’s restricted net assets total approximately $83.0 and $65.0 million at September 30, 2010 and December 31, 2009, respectively.
Beginning with the first quarterly payment on October 8, 2009, payments are due in 19 equal quarterly payments of principal and accrued interest, with the principal portion calculated based on a 120-month amortization schedule. One final installment will be required on the maturity date, July 8, 2014, for the remaining unpaid principal balance with accrued interest.
As of September 30, 2010, approximately $80.9 million was outstanding on the term loan. The Company is also subject to certain financial covenants under the loan agreement, including required levels of Earnings Before Interest, Taxes, Depreciation, and Amortization, debt service coverage ratio requirements, net worth requirements, and other common covenants. The Company was in compliance with all covenants at September 30, 2010.

ONE EARTH ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2010
The Company paid approximately $1,399,000 to the Bank and other parties since inception for various fees associated with the construction and term loan commitment. These amounts were recorded as prepaid loan fees by the Company in the accompanying balance sheets; such amounts are amortized using the effective interest method, beginning with the first payment on the term loan and ending with the term loan maturity date. The carrying values of the construction loan and term loan approximate fair value at September 30, 2010. In accordance with the agreement, the Company entered into an interest rate swap contract to minimize its interest risk exposure (see Note 5). Annual expected maturities on notes payable at September 30, 2010, are as follows (amounts in thousands):

Years Ended December 31,	Maturities

Remainder of 2010	$2,144
2011	9,639
2012	10,791
2013	11,229
2014	47,063

Total	$80,866

The Company has no outstanding borrowings on the $10.0 million revolving loan at September 30, 2010. The Company has issued letters of credit that total $280,000 outstanding as of September 30, 2010.
Note 6. Fair Value
Effective January 1, 2008, the Company adopted ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), which provides a framework for measuring fair value under GAAP. This accounting standard defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also eliminated the deferral of gains and losses at inception of certain derivative contracts whose fair value was not evidenced by market observable data. ASC 820 requires that the impact of this change in accounting for derivative contracts be recorded as an adjustment to beginning retained earnings in the period of adoption. There was no impact on the beginning balance of retained earnings as a result of adopting ASC 820 because the Company held no financial instruments in which a gain or loss at inception was deferred.
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

ONE EARTH ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2010
The fair values of derivative assets and liabilities traded in the over-the-counter market are determined using quantitative models that require the use of multiple market inputs including interest rates, prices and indices to generate pricing and volatility factors, which are used to value the position. The predominance of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services. Estimation risk is greater for derivative asset and liability positions that are either option-based or have longer maturity dates where observable market inputs are less readily available or are unobservable, in which case interest rate, price or index scenarios are extrapolated in order to determine the fair value. The fair values of derivative assets and liabilities include adjustments for market liquidity, counterparty credit quality, the Company’s own credit standing and other specific factors, where appropriate. To ensure the prudent application of estimates and management judgment in determining the fair value of derivative assets and liabilities, various processes and controls have been adopted, which include: model validation that requires a review and approval for pricing, financial statement fair value determination and risk quantification; periodic review and substantiation of profit and loss reporting for all derivative instruments. Financial assets and liabilities measured at fair value on a recurring basis at September 30, 2010 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Fair Value

Derivative liabilities	$—	$6,583	$—	$6,583

Financial assets and liabilities measured at fair value on a recurring basis at December 31, 2009 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Fair Value

Derivative liabilities	$—	$5,231	$—	$5,231

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
As of September 30, 2010, and December 31, 2009, the notional values of the interest rate swaps were approximately $69.5 million and $73.5 million, respectively. At September 30, 2010 and December 31, 2009, the Company has recorded a liability of approximately $6.6 million and $5.2 million, respectively, related to the fair value of the swaps.
The notional amounts and fair values of derivatives, all of which are not designated as cash flow hedges at September 30, 2010 are summarized in the table below (amounts in thousands):

	Notional	Fair Value
	Amount	Liability

Interest rate swaps	$69,508	$6,583

ONE EARTH ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2010
As the interest rate swaps are not designated as cash flow hedges, the unrealized gain and loss on the derivatives is reported in current earnings as losses/gains on derivative financial instruments, net. The Company reported losses of approximately $1,068,000 and $1,278,000 in the third quarters of 2010 and 2009, respectively. The Company reported losses of approximately $3,441,000 and $217,000 in the first nine months of 2010 and 2009, respectively. The Company paid settlements of interest rate swaps of approximately $2,089,000 during the first nine months of 2010. There were no swap settlements during the first nine months of 2009.
In the normal course of its ethanol business, the Company enters into forward pricing agreements for the purchase of grain and for the sale of ethanol and distillers grains for delivery in future periods. The Company accounts for these forward pricing arrangements under the “normal purchases and normal sales” scope exemption of ASC 815.
The Company has forward purchase contracts for 1,602,000 bushels of corn, the principal raw material for its ethanol plant. The Company expects to take delivery of the corn through October 2010. The unrealized loss of such contracts was approximately $2,000 at September 30, 2010.
The Company has sales commitments for 6.2 million gallons of ethanol and 46,000 tons of distiller grains. The Company expects to deliver the ethanol and distiller grains through December 2010. The unrealized loss of such contracts was approximately $1,000,000 at September 30, 2010.
Note 8. Related-Party Transactions
The Company entered into a design-build contract with Fagen, an equity investor in the Company, for the design and construction of the ethanol plant. Construction of the ethanol plant was completed in 2009; the Company has paid approximately $120.2 million at December 31, 2009, to Fagen.
During the third quarter and first nine months of 2010, the Company purchased approximately $38.0 million and $103.4 million, respectively, of corn from the Alliance Grain Company, an equity investor.
During the third quarter and first nine months of 2010, the Company used the services of the Bloomer Line to move railcars to ship ethanol. An officer of the Company is the acting general manager of the Bloomer Line. During the third quarter and first nine months of 2010, the Company paid the Bloomer Line approximately $81,000 and $245,000, respectively, for such services.
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
Critical Accounting Policies and Estimates
During the three months ended September 30, 2010, we did not change any of our critical accounting policies as disclosed in our 2009 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on November 8, 2010. All other accounting policies used in preparing our interim fiscal 2010 Condensed Financial Statements are the same as those described in our Form 10-K.
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

Results of Operations
Comparison of Three Months and Nine Months Ended September 30, 2010 and 2009
The following table summarizes certain operating data for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Average selling price per gallon of ethanol	$1.68	$1.57	$1.65	$1.57
Average selling price per ton of dried distiller grains	$118.53	$98.11	$116.94	$98.11
Average selling price per ton of wet distiller grains	$21.80	$30.95	$24.85	$30.95
Average cost per bushel of grain	$3.66	$3.54	$3.60	$3.57
Average cost of natural gas (per mmbtu)	$4.69	$3.52	$4.88	$3.58
Revenues in the third quarter of 2010 were $55.6 million compared to $45.6 million in the third quarter of 2009. For the third quarter of 2010, the average selling price per gallon of ethanol was $1.68 and our sales were based upon approximately 27.4 million gallons of ethanol. For the third quarter of 2009, the average selling price per gallon of ethanol was $1.57 and our sales were based upon approximately 24.8 million gallons of ethanol. For the third quarter of 2010, the average selling price per ton of distillers grains was $118.53 and our sales were based upon approximately 79,000 tons of distillers grains. For the third quarter of 2009, the average selling price per ton of distillers grains was $98.11 and our sales were based upon approximately 69,000 tons of distillers grains. The increases in gallons of ethanol and tons of distillers grains sold primarily relate to production efficiencies realized during the current year over the prior year.
We began production operations in July of 2009. Thus, our revenues for the nine months ended September 30, 2009, are equal to revenues in the third quarter of 2009. Revenues in the first nine months of 2010 were $159.2 million compared to $45.6 million in the first nine months of 2009. For the first nine months of 2010, the average selling price per gallon of ethanol was $1.65 and our sales were based upon approximately 80 million gallons of ethanol. For the first nine months of 2009, the average selling price per gallon of ethanol was $1.57 and our sales were based upon approximately 24.8 million gallons of ethanol. For the first nine months of 2010, the average selling price per ton of distillers grains was $116.94 and our sales were based upon approximately 231,000 tons of distillers grains. For the first nine months of 2009, the average selling price per ton of distillers grains was $98.11 and our sales were based upon approximately 69,000 tons of distillers grains.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Ethanol	$46,180	$38,784	$132,064	$38,784
Dried distiller grains	9,366	6,773	26,974	6,773
Wet distiller grains	48	50	141	50

Total	$55,594	$45,607	$159,179	$45,607

Gross profit was approximately $8.3 million (14.9% of revenues) during the third quarter of 2010 compared to $4.8 million (10.6% of revenues) during the third quarter of 2009. The improvement in gross profit is due primarily to a favorable ethanol price variance of $3.2 million, a favorable distillers grain price variance of $1.5 million, offset by an unfavorable corn price variance of $1.1 million. The favorable ethanol price and unfavorable corn price variances generally followed published industry trends. Corn accounted for approximately 75.9% ($35.9 million) of our cost of sales during the third quarter of 2010 compared to 78.7% ($32.1 million) during the third quarter of 2009. Natural gas accounted for approximately 7.4% ($3.5 million) of our cost of sales during the third quarter of 2010 compared to 6.0% ($2.5 million) during the third quarter of 2009. Gross profit for the first nine months of 2010 was $23.5 million (14.7% of revenues) compared to $4.2 million (9.3% of revenues) for the first nine months of 2009. The improvement in gross profit is due primarily to operating the plant in 2010 for nine months versus three months of the first nine months of 2009. Corn accounted for approximately 75.8% ($102.9 million) of our cost of sales during the first nine months of 2010 compared to approximately 81.9% ($33.9 million) during the first nine months of 2009. Natural gas accounted for approximately 8.1% ($11.0 million) of our cost of sales during the first nine months of 2010 compared to approximately 6.5% ($2.7 million) during the first nine months of 2009. Given the inherent volatility in ethanol and corn prices, we cannot predict the likelihood that the spread between ethanol and grain prices, and the resulting gross profit or loss, in future periods will remain favorable or consistent compared to historical periods.
Selling, general and administrative expenses for the third quarter of 2010 were $0.2 million, consistent with the third quarter of 2009. Selling, general and administrative expenses were $0.8 million for the first nine months of 2010, an increase of $0.2 million over the $0.6 million incurred during the first nine months of 2009. The increase is primarily a result of employment levels, as we were fully staffed subsequent to the second quarter of 2009 after we exited the development stage.
Interest and other income was $32,000 for the third quarter of 2010, consistent with the third quarter of 2009 results. Interest and other income of $80,000 for the first nine months of 2010 was consistent with the first nine months of 2009 results. We do not expect interest and other income to be significant in subsequent periods.
Interest expense was $0.7 million for the third quarter of 2010, a decrease of $0.2 million from $0.9 million in the prior year third quarter. The decrease is primarily a result of $17.1 million in payments made on our debt. Interest expense was $2.1 million for the first nine months of 2010 compared to $1.1 million for the first nine months of 2009, an increase of $1.0 million. The increases were primarily attributable to the higher amounts of average debt outstanding we had upon the completion of construction of our ethanol plant. In addition, we did not capitalize interest during 2010 as we did in 2009 while we were completing the construction of our ethanol plant. Based on current interest rates and debt levels, we expect interest expense in our fourth quarter of 2010 to be consistent with the first nine months of 2010 results.
We recognized losses on derivative financial instruments of $1,068,000 and $1,278,000 during the third quarters of 2010 and 2009, respectively, related to forward starting interest rate swap agreements. We recognized a loss related to the swaps of approximately $3,441,000 during the first nine months of 2010 compared to $217,000 during the first nine months of 2009. In general, declining interest rates in 2010 had a negative effect on our interest rate swaps, as our swaps fixed the interest rate of variable rate debt. Should interest rates continue to decline, we would expect to experience continued losses on the interest rate swaps. We would expect to incur gains on the interest rate swaps should interest rates increase. We cannot predict the future movements in interest rates; thus, we are unable to predict the likelihood or amounts of future gains or losses related to interest rate swaps.
As a result of the foregoing, net income for the third quarter of 2010 was $6.3 million, an increase of $3.8 million from $2.5 million for the third quarter of 2009. Net income for the first nine months of 2010 was $17.2 million, an increase of $14.8 million from $2.4 million for the first nine months of 2009, primarily a result of production for the full nine months of 2010 compared to only three months of production for 2009.

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
Corn Prices
Our cost of goods sold consists primarily of costs relating to the corn and natural gas supplies necessary to produce ethanol and distillers grains for sale. On November 9, 2010, the USDA released its Crop Production report, which estimated the 2010 grain corn crop at approximately 12.5 billion bushels, approximately 4% lower than last year’s record production of 13.1 billion bushels. Corn prices dropped to less than $3.25 in 2009 but have risen sharply in 2010 due primarily to worldwide demand and the decreased production estimate. We expect continued volatility in the price of corn, which could significantly impact our cost of goods sold.
The price at which we will purchase corn depends on prevailing market prices. There is no assurance that a corn shortage will not develop, particularly if there is an extended drought or other production problems in the 2011 crop year. We anticipate that our plant’s profitability could be negatively impacted during periods of high corn prices that may not offset by increased ethanol prices. Although we expect the negative impact on profitability resulting from high corn prices to be mitigated, in part, by the increased value of the distillers grains we intend to market (as the price of corn and the price of distillers grains tend to fluctuate in tandem), we still may be unable to operate profitably if high corn prices are sustained for a significant period of time.
Blending Wall
Demand for ethanol has been negatively affected by what is commonly referred to as the “blending wall.” The blending wall is an artificial cap on ethanol demand at approximately 13.5 billion gallons. Currently, ethanol is blended with conventional gasoline for use in standard vehicles to create a blend which is 10% ethanol and 90% gasoline. Estimates indicate that approximately 135 billion gallons of gasoline are sold in the United States each year. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.5 billion gallons per year.
In order to expand demand for ethanol and meet the requirements of the Federal Renewable Fuels Standard (RFS), the ethanol industry has been pushing for an increase in the percentage of ethanol that can be used in standard (non-flex fuel) vehicles. Recently, the EPA allowed the use of E15, gasoline which is blended at a rate of 15% ethanol and 85% gasoline, in vehicles manufactured in the model year 2007 and later. The EPA is expected to make a ruling on allowing E15 for use in vehicles produced in model year 2001 and later by the end of 2010. However, management believes that many gasoline retailers will refuse to provide E15 due to the fact that not all standard vehicles will be allowed to use E15 and due to the labeling requirements the EPA may impose. The EPA is considering instituting labeling requirements associated with E15 which may unfairly discourage consumers from purchasing E15. As a result, the approval of E15 may not significantly increase demand for ethanol. In addition to E15, the ethanol industry is pushing the use of an intermediate blend of 12% ethanol and 88% gasoline called E12. Management believes that E12 may be more beneficial to the ethanol industry than E15 because many believe that E12 could be approved for use in all standard vehicles. Management believes this will make it easier for retailers to supply E12 compared to E15.

The USDA recently announced that it will provide financial assistance to help implement more “blender pumps” in the United States in order to increase demand for ethanol and to help offset the cost of introducing mid-level ethanol blends into the United States retail gasoline market. A blender pump is a gasoline pump that can dispense a variety of different ethanol/gasoline blends. Blender pumps typically can dispense E10, E20, E30, E40, and E85. Blender pumps create the different ethanol/gasoline blends by internally mixing ethanol and gasoline which are held in separate tanks at the retail gas stations. Many in the ethanol industry believe that increased use of blender pumps will increase demand for ethanol by allowing gasoline retailers to provide various mid-level ethanol blends in a cost effective manner and allowing consumers to purchase more ethanol through these mid-level blends. However, blender pumps cost approximately $25,000 each, so it may take time before they become widely available in the retail gasoline market.
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

Liquidity and Capital Resources
Net cash provided by operating activities was approximately $21.1 million for the first nine months of 2010, compared to cash used of $11.4 million for the first nine months of 2009. For the first nine months 2010, cash was provided by net income of $17.2 million, adjusted for non-cash items of $8.7 million, which consisted of depreciation and amortization and losses on derivative financial instruments. Accounts payable provided cash of $0.7 million primarily a result of the timing of inventory purchases and vendor payments. Accounts receivable used cash of $3.6 million, primarily a result of normal variations in sales levels and the timing of customer collections. Inventory used cash of $0.7 million, primarily a result of normal fluctuations in inventory levels. Other assets used cash of $0.7 million, primarily a result of higher levels of spare parts. Other liabilities used cash of $0.6 million, primarily a result of real estate tax payments.
Net cash used in operating activities was approximately $11.4 million for the first nine months of 2009. For the first nine months of 2009, cash was provided by net income of $2.4 million, adjusted for non-cash items of $2.6 million, which primarily consisted of depreciation and amortization and losses on derivative financial instruments. Accounts receivable, inventory and other assets were the largest uses of cash as they used $5.2 million, $4.3 million and $1.7 million, respectively. These uses of cash were primarily related to the start-up of production operations in June and July of 2009. Other liabilities provided cash of $1.1 million also related to the start-up of production operations in June and July of 2009. Accounts payable used cash of $6.4 million, primarily a result of the payment of certain construction related liabilities.
At September 30, 2010, working capital was $18.3 million compared to $12.9 million at December 31, 2009. This increase is primarily a result of profitable operations during 2010 offset partially by repayments of long term debt. The ratio of current assets to current liabilities was 2.2 to 1 at September 30, 2010 and December 31, 2009.
Cash of $2.6 million was used in investing activities for the first nine months of 2010, compared to $25.0 million of cash used during the first nine months of 2009. Virtually all of the activities in this category of cash flows are capital expenditures, which, in the prior year relate to the construction of our ethanol plant, while current year capital expenditures were greatly reduced since we completed construction of our ethanol plant during 2009.
Cash used in financing activities totaled approximately $17.1 million for the first nine months of 2010 compared to cash provided of $44.0 million for the first nine months of 2009. Cash was used for debt payments of $17.1 million during the first nine months of 2009 as the construction loan was converted to a term loan in 2009 once our ethanol plant construction was completed. During the first nine months of 2009, we borrowed $44.0 million on our construction loan to fund construction related expenditures.
We are constructing additional grain storage silos at our ethanol plant, expected to cost approximately $5.0 million. We expect to use existing cash on hand to pay for the remaining cost of this project, which is expected to be approximately $2.6 million. We expect to complete construction of the grain storage silos during the fourth quarter of 2010.
We believe we have sufficient working capital and credit availability to fund our commitments and to maintain our operations at their current levels for the next twelve months and foreseeable future.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to the impact of market fluctuations associated with interest rates and commodity prices as discussed below.
Interest Rate Risk
We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding term and revolving loans that bear variable interest rates. Specifically, we have approximately $80.9 million outstanding in debt as of September 30, 2010, all of which is variable-rate. Interest rates on our variable-rate debt are determined based upon the market interest rate of LIBOR plus 300 to 310 basis points. A 10% adverse change (for example from 4.0% to 4.4%) in market interest rates would affect our interest cost on such debt by approximately $0.3 million per year in the aggregate.

We entered into two forward interest rate swaps in the notional amounts of $50.0 million and $25.0 million with the First national Bank of Omaha during the fiscal years ended December 31, 2008 and 2007. The $50.0 million swap fixed the variable interest rate of a portion of our term loan at 7.9%, while the $25.0 million swap fixed the variable interest rate of a portion of our term loan at 5.49%. The swap settlements commenced on July 31, 2009; the $50.0 million swap terminates on July 8, 2014 and the $25.0 million swap terminates on July 31, 2011. A hypothetical 10% change (for example, from 4.0% to 3.6%) in market interest rates at September 30, 2010 would change the fair value of the interest rate swaps by approximately $0.7 million.
Commodity Price Risk
We do not employ derivative instruments such as futures and options to hedge our commodity price risk. Our strategy is to “flat price” a portion of our electricity and natural gas requirements, and to purchase the remainder at current market prices. We purchase all of our corn through Alliance Grain.
A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the fair value of our corn and natural gas prices and average ethanol price as of September 30, 2010. The volumes are based on our actual use and sale of these commodities for the quarter and nine months ended September 30, 2010. The results of this analysis are as follows:

				Approximate
	Volume for the quarter		Hypothetical	Adverse
	ended September 30,		Adverse Change	Change to
	2010	Unit of Measure	in Price	Income
Natural Gas	745,577	MMBtu	10%	$338,000
Ethanol	27,431,288	Gallons	10%	$4,647,000
Corn	9,801,327	Bushels	10%	$3,601,000

				Approximate
	Volume for the nine		Hypothetical	Adverse
	months ended		Adverse Change	Change to
	September 30, 2010	Unit of Measure	in Price	Income
Natural Gas	2,260,424	MMBtu	10%	$1,079,000
Ethanol	79,956,062	Gallons	10%	$13,240,000
Corn	28,625,054	Bushels	10%	$10,300,000
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
During the quarter ended September 30, 2010, there have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the quarter ended September 30, 2010, there have been no unregistered sales of membership units.
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