Form 10-K
period 2010-12-31
ONE EARTH ENERGY LLC
filed 2011-03-31
CIK 1360944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended December 31, 2010

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
Commission file number 333-135729
ONE EARTH ENERGY, LLC
(Exact name of registrant as specified in its charter)

Illinois	20-3852246
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

202 N. Jordan Drive, Gibson City, IL	60936
(Address of principal executive offices)	(Zip Code)
(217) 784-5321
(Registrant’s telephone number, including area code)
Securities registered under Section 12(b) of the Exchange Act:
None
Securities registered under Section 12(g) of the Exchange Act:
Membership Units
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
As of June 30, 2010, the aggregate market value of the membership units held by non-affiliates (computed by reference to the issuer’s offering price of such membership units in its initial public offering, as no current market exists for such membership units) was $16,905,000.
As of March 31, 2011, there were 13,781 membership units outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
This annual report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based upon current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:
•	Changes in the availability and price of corn and natural gas;

•	Our inability to secure credit we may require to continue our operations;

•	Decreases in the market prices of ethanol and distillers grains;

•	Ethanol supply exceeding demand; and corresponding ethanol price reductions;

•	Changes in the environmental regulations that apply to our plant operations;

•	Changes in our business strategy, capital improvements or development plans;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Lack of transport, storage and blending infrastructure preventing ethanol from reaching high demand markets;

•	Changes in federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives);

•	Changes and advances in ethanol production technology;

•	Additional ethanol plants built in close proximity to our ethanol facility;

•	Competition from alternative fuel additives;

•	Changes in interest rates and lending conditions;

•	Our ability to generate free cash flow to invest in our business and service our debt;

•	Our ability to retain key employees and maintain labor relations; and

•	Volatile commodity and financial markets.
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

AVAILABLE INFORMATION
Our website address is www.oneearthenergy.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), are available, free of charge, on our website under the link “SEC Filings,” as soon as reasonably practicable after we electronically file such materials with, or furnish such materials to, the Securities and Exchange Commission. The contents of our website are not incorporated by reference in this annual report on Form 10-K.
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
The crush spread realized in 2010 was subject to significant volatility. For calendar year 2010, the average Chicago Board of Trade (“CBOT”) near-month corn price was approximately $4.30 per bushel, with highs reaching over $7.00 per bushel in December 2010. We believe corn prices were affected late in the year by global weather conditions, export demand, speculation, currency valuation and global economic conditions. Ethanol prices also had significant fluctuations ranging from approximately $1.50 per gallon in June to approximately $2.38 per gallon in December. Ethanol and corn prices have tended to trade in the same direction but with narrowing spreads, particularly late in the year. In 2010, the CBOT crush spread ranged from a low of approximately $0.05 per gallon in December to a high of approximately $0.55 per gallon in June. We believe ethanol demand late in 2010 was also impacted by the uncertainty of the extension of the VEETC Blender Credit. Crush spreads have continued to decline in 2011 and have at times, become negative (absent the consideration of distillers grains). Prices for distillers grains we sell have generally trended with grain prices. In addition, these prices have partially offset the decline in the crush spread.

The crush spread realized in 2009 was subject to significant volatility. For example, for calendar year 2009, the average Chicago Board of Trade (“CBOT”) near-month corn price was approximately $3.74 per bushel, with highs reaching nearly $4.20 per bushel and retreating to approximately $3.20 per bushel in the fall. Ethanol prices were generally in a range of approximately $1.50 to $1.70 per gallon for most of the year. Ethanol prices increased during the last three months of 2009 reaching as high as $2.00 per gallon. We believe this market volatility with respect to the crush spread was attributable to a number of factors, including but not limited to export demand, speculation, currency valuation, global economic conditions, ethanol demand and current production concerns. In 2009, the CBOT crush spread ranged from approximately $0.19 to $0.63 per gallon of ethanol.
Principal Products and Markets
The principal products we are producing at the plant are fuel-grade ethanol and distillers grains. Raw carbon dioxide gas is another co-product of the ethanol production process. We have no current agreement to capture or market carbon dioxide gas, and are not exploring any options at this time.
Ethanol
Our primary product is ethanol. Ethanol is ethyl alcohol, a fuel component made primarily from corn and various other grains. According to the Renewable Fuels Association, approximately 85 percent of ethanol in the United States today is produced from corn, and approximately 90 percent of ethanol is produced from a corn and other input mix. The ethanol we produce is manufactured from corn. Although the ethanol industry continues to explore production technologies employing various feedstocks, such as biomass, corn-based production technologies remain the most practical and provide the lowest operating risks. Corn produces large quantities of carbohydrates, which convert into glucose more easily than most other kinds of biomass. The Renewable Fuels Association estimates current domestic annual ethanol production for operating refineries at approximately 13.67 billion gallons as of March 15, 2011.
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
Approximately 83% and 85% of our revenue was derived from the sale of ethanol during our fiscal years ended December 31, 2010 and 2009, respectively.
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

Approximately 17% and 15% of our revenue was derived from the sale of distillers grains during our fiscal years ended December 31, 2010 and 2009, respectively.
Ethanol and Distillers Grains Markets
As described below in “Distribution of Principal Products,” we market our ethanol in-house, and distillers grains through a third party. Whether or not distillers grains produced by our ethanol plant are sold in local markets will depend on decisions made in cooperation with our marketer. Local ethanol markets will be limited and must be evaluated on a case-by-case basis. Although local markets will be the easiest to service, they may be oversold. Oversold markets depress ethanol prices.
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
Distribution of Principal Products
Our ethanol plant is located near Gibson City, Illinois in Ford County. We selected the site because of its location which is close to an abundant supply of corn and accessibility to road and rail transportation. Our site is in close proximity to rail and a major highway that is connected to Chicago, Illinois.
Ethanol Distribution
We have entered into a non-exclusive marketing agreement with Lansing Ethanol Services, LLC, (“Lansing”) whereby Lansing will, from time to time, purchase ethanol from One Earth for a merchandising fee per gallon of ethanol delivered. The term of the agreement is from June 5, 2009 until December 1, 2012. It will automatically renew for additional periods of one year after the last day of the initial term, and after each renewal term, unless either party sends a written notice of termination to the other. Effective December 1, 2010, the agreement was amended by deleting the per gallon merchandising fee.
Distillers Grains Distribution
We have entered into a marketing agreement with United Bio Energy Ingredients, LLC (“UBEI”). Under the terms of the agreement, UBEI will purchase all of our distillers grains production during the term of the contract. The initial term of the agreement is for 36 months, commencing on the date that our ethanol plant began operations to produce ethanol. The agreement will automatically renew for successive one year terms thereafter unless either party gives written notice of its election not to renew. Pursuant to the agreement, UBEI will provide comprehensive co-products marketing services to us including an onsite merchandiser. However, it was found that the onsite merchandiser arrangement would be better served by allowing the UBEI merchandiser to work from the UBEI offices, and UBEI would reimburse One Earth monthly as a credit. UBEI will pay us for all distillers grains removed by them from our plant as follows: for dried distillers grains, a price equal to a percentage of the F.O.B. facility price charged by UBEI to its customers; for wet distillers grains, a price equal to a percentage of the F.O.B. Facility Price charged by UBEI to its customers; for modified wet distillers grains, a price equal to a percentage of the F.O.B. Facility Price charged by UBEI to its customers. Such percentages are subject to a minimum and maximum price per ton as set forth in the agreement. On December 6, 2010, we amended the agreement, which was effective with shipments on the first day of January 2011. The amendment reduces the price UBEI will pay to One Earth for all DDGS shipped to its customers, with upper and lower limits. UBEI shall no longer give One Earth the monthly credit, and UBEI shall not be required to locate a merchandiser at One Earth’s facility. The termination date was extended to July 1, 2014.

Federal Ethanol Supports and Governmental Regulation
Federal Ethanol Supports
The overall effect of the renewable fuel standard (“RFS”) program contained in the Energy Independence and Security Act signed into law on December 19, 2007 (the “2007 Act”) is uncertain. The mandated minimum level of use of renewable fuels in the RFS under the 2007 Act increased to 10-11 billion gallons per year in 2009 (from 5.4 billion gallons under the RFS enacted in 2005), and is scheduled to increase to 36 billion gallons per year in 2022. However, the 2007 Act also requires the increased use of “advanced” biofuels, which are alternative biofuels produced without using corn starch such as cellulosic ethanol and biomass-based diesel, with 21 billion gallons of the mandated 36 billion gallons of renewable fuel required to come from advanced biofuels by 2022, which essentially caps the annual corn based ethanol volume at 15 billion gallons. Required RFS volumes for both general and advanced renewable fuels in years to follow 2022 will be determined by a governmental administrator, in coordination with the U.S. Department of Energy and U.S. Department of Agriculture. The scheduled RFS for 2011 is approximately 12.6 billion gallons.

					Undiffer-
				Biomass-	entiated
	Renewable	Advanced	Cellulosic	based	Advanced
Year	Biofuel	Biofuel	Biofuel	Diesel	Biofuel	Total RFS
2008	9.0					9.0
2009	10.5	.6		.5	0.1	11.1
2010	12	.95	.1	.65	0.2	12.95
2011	12.6	1.35	.25	.8	0.3	13.95
2012	13.2	2	.5	1	0.5	15.2
2013	13.8	2.75	1		1.75	16.55
2014	14.4	3.75	1.75		2	18.15
2015	15	5.5	3		2.5	20.5
2016	15	7.25	4.25		3.0	22.25
2017	15	9	5.5		3.5	24
2018	15	11	7		4.0	26
2019	15	13	8.5		4.5	28
2020	15	15	10.5		4.5	30
2021	15	18	13.5		4.5	33
2022	15	21	16		5	36
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

On June 18, 2008, the United States Congress overrode a presidential veto to approve the Food, Conservation and Energy Act of 2008 (the “2008 Farm Bill”) and to ensure that all parts of the 2008 Farm Bill are enacted into law. Passage of the 2008 Farm Bill reauthorized the 2002 farm bill and added new provisions regarding energy, conservation, rural development, crop insurance as well as other subjects. The energy title continues the energy programs contained in the 2002 farm bill but refocuses certain provisions on the development of cellulosic ethanol technology. The legislation provided assistance for the production, storage and transport of cellulosic feedstocks and provides support for ethanol production from such feedstocks in the form of grants, loans and loan guarantees. The 2008 Farm Bill also modified the ethanol fuels tax credit from 51 cents per gallon to 45 cents per gallon since 2009. The 2008 Farm Bill is distinct from the Energy Independence and Security Act of 2007, which contains the renewable fuels standards described above.
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
There is currently some debate in the U.S. Senate about whether to repeal the 54 cent per gallon tariff on imported ethanol. In December 2010, the tariff was extended to the end of 2011. If the 54 cent per gallon tariff is allowed to expire at the end of 2011, the demand for domestically produced ethanol may be offset by the supply of ethanol imported from Brazil or other foreign countries.
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
The government’s regulation of the environment changes constantly. We are subject to extensive air, water and other environmental regulations and we are required to obtain a number of environmental permits to operate the plant. It is possible that more stringent federal or state environmental rules or regulations could be adopted, which could increase our operating costs and expenses. It also is possible that federal or state environmental rules or regulations could be adopted that could have an adverse effect on the use of ethanol. For example, changes in the environmental regulations regarding the required oxygen content of automobile emissions could have an adverse effect on the ethanol industry. Furthermore, plant operations likely will be governed by the Occupational Safety and Health Administration (“OSHA”). OSHA regulations may change such that the costs of the operation of the plant may increase. Any of these regulatory factors may result in higher costs or other materially adverse conditions effecting our operations, cash flows and financial performance.

Competition
We are in direct competition with numerous ethanol producers, many of whom have greater resources than we do. Following the significant growth in the ethanol industry during 2005 and 2006, the industry has grown at a much slower pace. Management attributes the rapid growth during 2005 and 2006 with a very favorable spread between the price of ethanol and the cost of the raw materials to produce ethanol during that time period. Management believes that currently ethanol supply capacity exceeds ethanol demand. This has resulted in some ethanol producers reducing production of ethanol or ceasing operations altogether. As of March 15, 2011, the Renewable Fuels Association estimates that approximately 3% of the ethanol production capacity in the United States is currently idled. This is down from earlier in 2009 when the idled capacity may have been as high as 20%. As a result of this overcapacity, the ethanol industry has become increasingly competitive. Since ethanol is a commodity product, competition in the industry is predominantly based on price. Larger ethanol producers may be able to realize economies of scale that we are unable to realize. This could put us at a competitive disadvantage to other ethanol producers. Management anticipates that without an increase in the amount of ethanol that can be blended into gasoline for use in conventional automobiles, ethanol demand may not significantly increase which may result in ethanol supply capacity exceeding ethanol demand for the foreseeable future.
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
According to the Renewable Fuels Association, as of March 15, 2011, the most recent data available, the ethanol industry has grown to 204 production facilities in the United States. There are eleven plants currently under construction or expansion. The Renewable Fuels Association currently estimates that the United States ethanol industry has capacity to produce more than 14.14 billion gallons of ethanol per year. The new ethanol plants under construction along with the plant expansions under construction could push United States production of fuel ethanol in the near future to more than 14.66 billion gallons per year. The largest ethanol producers include Archer Daniels Midland, Green Plains Renewable Energy, POET, and Valero Renewable Fuels, each of which is capable of producing more ethanol than we produce.
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

Demand for ethanol may increase as a result of increased consumption of E85 fuel. E85 fuel is a blend of 85% ethanol and 15% gasoline. The number of retail E85 suppliers increases significantly each year, however, this remains a relatively small percentage of the total number of U.S. retail gasoline stations. In order for E85 fuel to increase demand for ethanol, it must be available for consumers to purchase it. As public awareness of ethanol and E85 increases along with E85’s increased availability, management anticipates some growth in demand for ethanol associated with increased E85 consumption.
Many in the ethanol industry believe that while in the future higher percentage blends of ethanol such as E85 for use in flexible fuel vehicles will positively impact demand for ethanol, in the near term increasing the amount of ethanol that can be blended for use in conventional automobiles will have a greater effect on ethanol demand. In October of 2010, the Environmental Protection Agency approved the use of 15% ethanol (from 10%) for cars and light duty trucks in 2007 and later models. In January 2011, the EPA added cars, pickups, and SUVs made in 2001 through 2006 to the list of vehicles that are approved to use E15. Management believes that this could increase annual ethanol demand by as much as 7 billion gallons per year.
Distillers Grains Competition
Ethanol plants in the Midwest produce the majority of distillers grains and primarily compete with other ethanol producers in the production and sales of distillers grains. According to the Renewable Fuels Association’s Ethanol Industry Outlook 2011, ethanol plants produced nearly 32.5 million metric tons of distillers grains in 2010, and estimates 25 million metric tons were produced in 2008/2009. The amount of distillers grains produced is expected to increase significantly as the number of ethanol plants increases.
The primary consumers of distillers grains are dairy and beef cattle, according to the Renewable Fuels Association’s Ethanol Industry Outlook 2011. In recent years, an increasing amount of distillers grains have been used in the swine and poultry markets. Numerous feeding trials show advantages in milk production, growth, rumen health, and palatability over other dairy cattle feeds. With the advancement of research into the feeding rations of poultry and swine, we expect these markets to expand and create additional demand for distillers grains; however, no assurance can be given that these markets will in fact expand, or if they do, that we will benefit from it. The market for distillers grains is generally confined to locations where freight costs allow it to be competitively priced against other feed ingredients. Distillers grains compete with three other feed formulations: corn gluten feed, dry brewers grain and mill feeds. The primary value of these products as animal feed is their protein content. Dry brewers grain and distillers grains have about the same protein content, and corn gluten feed and mill feeds have slightly lower protein contents.
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
On March 10, 2011, the United States Department of Agriculture (“USDA”) released its Crop Production report, which estimated the 2010 grain corn crop at 12.45 billion bushels. The March 10, 2011 estimate of the 2010 corn crop was approximately 4% lower than the USDA’s estimate of the 2009 corn crop of 12.9 billion bushels. Corn prices have come down from their historical highs of 2008, but as previously idled plants came online in 2009 and 2010, and due to lower production estimates, corn prices have increased sharply towards the end of 2010, and into 2011. Because of this condition, our crush spreads declined towards the end of 2010 and into 2011.
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
Utilities
We engaged U.S. Energy Services, Inc. to assist us in negotiating our utilities contracts and to provide us with on-going energy management services. U.S. Energy manages the procurement and delivery of energy to their clients’ locations. U.S. Energy Services manages energy costs through obtaining, organizing and tracking cost information. Their major services include supply management, price risk management and plant site development. The agreement continued twelve (12) months after the plant’s completion date of June 2009. The agreement is month to month thereafter.
Natural Gas. Natural gas is also an important input commodity to our manufacturing process. Our natural gas usage for our fiscal year ended December 31, 2010 was 3,064,373 MMBTU, constituting approximately 7.3% of our total costs of goods sold. We are using natural gas to produce process steam and to dry our distillers grain products to a moisture content at which they can be stored for long periods of time, and can be transported greater distances, so that we can market the product to overseas markets.
We entered into an agreement with Ameren Energy Generating Company (“Ameren”) on December 9, 2008, whereby we would receive an undivided 10% interest in a lateral natural gas pipeline owned by Ameren which is connected to the interstate natural gas pipeline system owned and operated by Natural Gas Pipeline of America. The term of the assignment is for 10 years, and the contract price, is $4,380,000, paid over 120 months, with payments of $36,500 each, with the initial payment made on February 1, 2009. Upon expiration of the agreement on January 31, 2019, the property will revert back to Ameren. However, prior to the expiration of the initial seven years of the term, Ameren will provide notice to us regarding their willingness to renew the agreement after the final expiration. We will be allowed to install an additional pipeline contiguous to Ameren’s existing pipeline, subject to certain easements and final approval by Ameren.
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
Employees
We currently have 50 full-time employees. We consider our relationship with our employees to be good.
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
Working Capital
We primarily use our working capital for purchases of raw materials necessary to operate the ethanol plant. Our primary source of working capital has been cash flows from our operations along with our two revolving lines of credit with our primary lender First National Bank of Omaha. One line of credit is part of the $100,000,000 loan facility. The amount available under this loan is reduced by $250,000 quarterly. At December 31, 2010 and 2009, we had $8,750,000 and $10,000,000, respectively, available on this revolving line of credit. The other line of credit is in addition to the $100,000,000 loan facility, and we may draw up to $10,000,000 or 75% of our borrowing base at any time. At December 31, 2010 and 2009, we had $10,000,000 available on this revolving line of credit. We have no outstanding drawings as of December 31, 2010 and 2009 on either line of credit. We had issued letters of credit that total approximately $280,000 and $543,000 as of December 31, 2010 and 2009 respectively.
Dependence on Major Customers and Suppliers
As discussed above, we have entered into a marketing agreement with United Bio Energy for the purpose of marketing and distributing our distillers grains. We rely on United Bio Energy for the sale and distribution of our distillers grains. Therefore, although there are other marketers in the industry, we are highly dependent on United Bio Energy for the successful marketing of our product. Any loss of United Bio Energy as our marketing agent for our distillers grains could have a significant negative impact on our revenues.
In addition, we rely on Alliance Grain for the acquisition of all of our corn for production. As such, we are highly dependent upon Alliance Grain for the production of our ethanol. In the event Alliance Grain could not provide us with adequate supplies of corn, or terminated its relationship with us, this could have a significant negative impact on our revenues, especially until we were able to establish procedures to acquire corn in-house or through another entity.

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
You should carefully read and consider the risks and uncertainties below and the other information contained in this report. Any of the events discussed in the risk factors below may occur. If one or more of these events does occur, our results of operations, financial condition or cash flows could be materially adversely affected.
Risks Relating to Our Business
We have a significant amount of debt, and our existing debt financing agreements contain, and our future debt financing agreements may contain, restrictive covenants that limit distributions and impose restrictions on the operation of our business. The use of debt financing makes it more difficult for us to operate because we must make principal and interest payments on the indebtedness and abide by covenants contained in our debt financing agreements. The level of our debt may have important implications on our operations, including, among other things: (a) limiting our ability to obtain additional debt or equity financing; (b) placing us at a competitive disadvantage because we may be more leveraged than some of our competitors; (c) subjecting all or substantially all of our assets to liens, which means that there may be no assets left for unit holders in the event of a liquidation; and (d) limiting our ability to make business and operational decisions regarding our business, including, among other things, limiting our ability to pay distributions to our unit holders, make capital improvements, sell or purchase assets or engage in transactions we deem to be appropriate and in our best interest.
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
Ethanol production requires substantial amounts of corn. Generally, higher corn prices will produce lower profit margins and, therefore, negatively affect our financial performance. While corn prices have decreased from highs experienced during the middle of 2008 into the middle of 2010, corn prices could significantly increase in a short period of time. If a period of high corn prices were to be sustained for some time, such pricing may reduce our ability to operate profitably because of the higher cost of operating our plant. We may not be able to offset any increase in the price of corn by increasing the price of our products. If we cannot offset increases in the price of corn, our financial performance may be negatively affected.
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

Declines in the price of ethanol or distillers grain would significantly reduce our revenues. The sales prices of ethanol and distillers grains can be volatile as a result of a number of factors such as overall supply and demand, the price of gasoline and corn, levels of government support, and the availability and price of competing products. We are dependent on a favorable spread between the price we receive for our ethanol and distillers grains and the price we pay for corn and natural gas. Any lowering of ethanol and distillers grains prices, especially if it is associated with increases in corn and natural gas prices, may affect our ability to operate profitably. We anticipate the price of ethanol and distillers grains to continue to be volatile in our 2011 fiscal year as a result of the net effect of changes in the price of gasoline and corn and increased ethanol supply offset by increased ethanol demand. Declines in the prices we receive for our ethanol and distillers grains will lead to decreased revenues and may result in our inability to operate the ethanol plant profitably for an extended period of time which could negatively affect our financial performance.
We may violate the terms of our credit agreements and financial covenants which could result in our lender demanding immediate repayment of our loans. Unforeseen circumstances may develop which could result in us violating our loan covenants. If we violate the terms of our credit agreement, our primary lender could deem us in default of our loans and require us to immediately repay the entire outstanding balance of our loans. If we do not have the funds available to repay the loans, or we cannot find another source of financing, or we cannot seek relief from our primary lender with respect to any defaults, our financial performance could be negatively affected.
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
The ethanol industry is an industry that is changing rapidly which can result in unexpected developments that could negatively impact our operations and the value of our units. The ethanol industry has grown significantly in the last decade. According to the Renewable Fuels Association, the ethanol industry has grown from approximately 1.5 billion gallons of production per year in 1999 to nearly 13 billion gallons in 2010. This rapid growth has resulted in significant shifts in supply and demand of ethanol over a very short period of time. As a result, past performance by the ethanol plant or the ethanol industry generally might not be indicative of future performance. We may experience a rapid shift in the economic conditions in the ethanol industry which may make it difficult to operate the ethanol plant profitably. If changes occur in the ethanol industry that make it difficult for us to operate the ethanol plant profitably, it could negatively affect our financial performance.
We engage in transactions which involve risks that could harm our business. Exposure to commodity price risk results from our dependence on corn and natural gas in the ethanol production process. We seek to minimize the risks from fluctuations in the prices of corn, natural gas and ethanol by establishing a “crush margin,” which is the difference between the ethanol net price and the corn price per gallon of ethanol. Then we contract the sale of ethanol and the purchase of corn simultaneously that will generate the targeted crush margin. Corn and ethanol prices may not trend in the same direction, which will make it difficult for us to achieve the crush margin required to generate profits.
Price movements in corn, natural gas and ethanol contracts are highly volatile and are influenced by many factors that are beyond our control. There are several variables that could affect the extent to which our strategy is impacted by price fluctuations in the cost of corn or natural gas. However, it is likely that commodity cash prices will have the greatest impact on our strategy.
We are currently conducting an odd-lot tender offer to purchase units from some of our smaller unitholders, with the intended end result for us to be eligible to suspend our reporting requirements with the Securities and Exchange Commission, which may not occur and if it occurs will result in less public information being available about the Company. Our offer to purchase units from some of our smaller unitholders will expire April 1, 2011. We have expended time and resources on this offer with the intent that at the conclusion of the offer, we will have less than 300 members of record and will therefore be eligible to again suspend our reporting requirements with the Securities and Exchange Commission. At this time, it is uncertain whether a sufficient number of eligible unitholders will accept the offer in order for us to suspend our reporting requirements. If we do not have less than 300 members of record at the conclusion of the offering, we will likely explore other possible avenues to achieve this result, but we will have to continue to incur the expenses of reporting with the Securities and Exchange Commission until we are able to do so. If we do have less than 300 members of record at the conclusion of the offering, we will suspend our reporting obligations and less information about the Company will be readily available to you.

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
We depend on key suppliers and marketers, such as UBE and Alliance Grain, whose failure to perform could force us to abandon business, hinder our ability to operate profitably or decrease the value of our units. We are highly dependent upon UBE to market our products and Alliance Grain to procure our corn for production. Should either UBE or Alliance Grain fail to perform in any manner significant to our operations, we may encounter unforeseen costs or difficulties in the operation of our plant which could affect our profitability negatively.
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
Your investment may decline in value due to decisions made by our board of directors, and you will not have the ability to remove or replace our directors. Under our operating agreement, directors are all appointed by REX American Resources Corporation (“REX”) and other members, however, most members do not have the right to appoint a director and no directors are elected. The appointed directors serve at the option of the members with such appointment rights, and our other members have no right to remove or replace any directors. As a result, your only recourse to replace a director would be through an amendment to our operating agreement, which could be difficult to accomplish. Only members that own at least thirty percent (30%) of our membership voting interests may propose an amendment to our operating agreement, and such proposed amendments must also be approved by REX and the affirmative vote of the majority of the membership voting interests present at a meeting where a quorum is in attendance. Therefore, if the board of directors were to make a decision that would decrease the value of your units, you would have very little ability to change this outcome.

Risks Related to Ethanol Industry
Demand for ethanol may not continue to grow unless ethanol can be blended into gasoline in higher percentage blends for conventional automobiles. Currently, ethanol is blended with conventional gasoline for use in standard (non-flex fuel) vehicles to create a blend which is 10% ethanol and 90% conventional gasoline. Estimates indicate that approximately 135 billion gallons of gasoline are sold in the United States each year. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.5 billion gallons. This is commonly referred to as the “blending wall,” which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. Many in the ethanol industry believe that the ethanol industry is currently on the edge of reaching this blending wall. In order to expand demand for ethanol, higher percentage blends of ethanol must be utilized in conventional automobiles. Such higher percentage blends of ethanol have recently become a contentious issue. Automobile manufacturers and environmental groups have fought against higher percentage ethanol blends. Currently, state and federal regulations prohibit the use of higher percentage ethanol blends in conventional automobiles and vehicle manufacturers have stated that using higher percentage ethanol blends in conventional vehicles would void the manufacturer’s warranty. Recently, the EPA made a ruling on using higher percentage blends (15%) in cars, pickups, and SUV’s made in years 2001 and later; however, there have been lawsuits challenging this ruling. This may delay the implementation of the ruling. Demand for ethanol may not continue to increase which could decrease the selling price of ethanol and could result in our inability to operate the ethanol plant profitably which could negatively impact our financial performance.
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
New plants under construction or decreases in the demand for ethanol may result in excess production capacity in our industry. The supply of domestically produced ethanol is at an all-time high. According to the Renewable Fuels Association, as of March 15, 2011, there are 204 ethanol plants in the United States with capacity to produce more than 14.14 billion gallons of ethanol per year. In addition, there are eleven ethanol plants under construction or expansion underway which together are estimated to increase ethanol production capacity by more than 550 million gallons per year. Excess ethanol production capacity may have an adverse impact on our results of operations, cash flows and general financial condition. According to the Renewable Fuels Association, approximately 3% of the ethanol production capacity in the United States was idled as of March 15, 2011. Further, demand for ethanol may not increase past approximately 13 billion gallons of ethanol due to the blending wall, unless the E15 blend approved by the EPA is implemented. If the demand for ethanol does not grow at the same pace as increases in supply, we expect the selling price of ethanol to decline. If excess capacity in the ethanol industry continues to occur, the market price of ethanol may decline to a level that is inadequate to generate sufficient cash flow to cover our costs. This could negatively affect our profitability.
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

We operate in an intensely competitive industry and compete with larger, better financed entities which could impact our ability to operate profitably. There is significant competition among ethanol producers. There are numerous producer-owned and privately-owned ethanol plants planned and operating throughout the Midwest and elsewhere in the United States. We also face competition from outside of the United States. The passage of the Energy Policy Act of 2005 included a renewable fuels mandate. The RFS was increased in December 2007 to 36 billion gallons by 2022. Further, some states have passed renewable fuel mandates. All of these increases in ethanol demand have encouraged companies to enter the ethanol industry. The largest ethanol producers include Archer Daniels Midland, Green Plains Renewable Energy, POET, and Valero Renewable Fuels, all of which are each capable of producing significantly more ethanol than we produce. Further, many believe that there will be consolidation occurring in the ethanol industry in the near future which will likely lead to a few companies who control a significant portion of the ethanol production market. We may not be able to compete with these larger entities. These larger ethanol producers may be able to affect the ethanol market in ways that are not beneficial to us which could affect our financial performance.
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

If the Federal Volumetric Ethanol Excise Tax Credit (“VEETC”) expires on December 31, 2011, it could negatively impact our profitability. The ethanol industry is benefited by VEETC which is a federal excise tax credit of 45 cents per gallon of ethanol blended with gasoline at a rate of at least 10%. This excise tax credit is set to expire on December 31, 2011. We believe that VEETC positively impacts the price of ethanol. If VEETC is allowed to expire at the end of 2011, or is repealed earlier, it could negatively impact the price we receive for our ethanol and could negatively impact our profitability.
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
The California Low Carbon Fuels Standard may decrease demand for corn based ethanol which could negatively impact our profitability. Recently, California passed a Low Carbon Fuels Standard (LCFS). The California LCFS requires that renewable fuels used in California must accomplish certain reductions in greenhouse gases which are measured using a lifecycle analysis. Management believes that these new regulations could preclude corn based ethanol produced in the Midwest from being used in California. California represents a significant ethanol demand market. If we are unable to supply ethanol to California, it could significantly reduce demand for the ethanol we produce. Any decrease in ethanol demand could negatively impact ethanol prices which could reduce our revenues and negatively impact our ability to profitably operate the ethanol plant.
The price of distiller grains may decline as a result of China’s antidumping investigation of distiller grains originating in the United Sates. Estimates indicate that as much as 10 to 15 percent of the distiller grains produced in the United States will be exported to China in the coming year. However, this export market may be jeopardized if the Chinese government imposes trade barriers in response to the outcome of an antidumping investigation currently being conducted by the Chinese Ministry of Commerce. If producers and exporters of distiller grains are subjected to trade barriers when selling distiller grains to Chinese customers, there may be a reduction in the price of distiller grains in the United States. Declines in the price we receive for our distiller grains could lead to decreased revenues and may result in our inability to operate the ethanol plant profitably.

Risks Related to Conflicts of Interest
We are a majority-owned subsidiary of REX. REX may have relationships that present conflicts of interest with us. We are highly dependent upon REX, and under our Operating Agreement, REX has the right to appoint up to six directors (and a majority of our directors at a minimum) and has other special rights that other members do not have under our Operating Agreement. REX also has interests in several other ethanol plants with which we compete. REX may have relationships with other individuals, companies or organizations with which we will do business or compete. REX and its other subsidiaries may also become involved in other transactions, some of which may compete with our business.
Our directors may have relationships with individuals, companies or organizations with which we do business which may result in conflicts of interest. There may be business relationships between our directors and other individuals, companies or organizations with which we do business that may pose potential conflicts of interest with us. These relationships may result in conflicts of interest with respect to transactions between us and the other individuals, companies or organizations if our directors and officers put their interests in other companies or their own personal relationships ahead of what is best for our company. A majority of our directors are currently appointed by REX (although all six votes are held by one director, Zafar Rizvi), and the remaining directors are appointed by other members. Our members do not have the right to elect directors.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
The Company is not required to include this information due to its status as a non-accelerated filer.

ITEM 2.	PROPERTIES
Our plant site is made up of three adjacent parcels which together total approximately 183 acres in east central Illinois near Gibson City, Illinois. The address of our plant is 202 N. Jordan Dr, Gibson City, Illinois 60936. In June 2009, the plant was substantially completed and plant operations commenced. The plant consists of the following buildings:
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
ITEM 4. REMOVED AND RESERVED.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED MEMBER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
As of December 31, 2010, we had approximately 13,781 membership units outstanding and approximately 324 unit holders of record. There is no public trading market for our units and no transfers for value have been completed as of December 31, 2010.
As a limited liability company, we are required to restrict the transfers of our membership units in order to preserve our partnership tax status. Our membership units may not be traded on any established securities market or readily traded on a secondary market (or the substantial equivalent thereof). All transfers are subject to a determination that the transfer will not cause One Earth Energy to be deemed a publicly traded partnership. We do not have any securities authorized for issuance under any equity compensation plan.
We have not declared or paid any distributions on our units. Except for restrictions imposed in our loan agreement, our board of directors has complete discretion over the timing and amount of distributions to our unit holders. Provided that we are not in default on loan covenants, and with the prior approval of our lender, which may not be unreasonably withheld, our loan agreement allows us to make cash distributions at such times and in such amounts as will permit our unit holders to satisfy their income tax liability in a timely fashion. Our expectations with respect to our ability to make future distributions are discussed in greater detail in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
We, or any affiliate purchasers, have not completed any purchases of our units during our fiscal year ended December 31, 2010. We do, however, anticipate re-purchasing units from members that own four or less units and accept our offer to purchase, which has been distributed to our members and was filed with the Securities and Exchange Commission.

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
Five Year Financial Summary
(Amounts In Thousands, Except Per Unit Amounts)

				Transition		From
				Period, Two		Inception,
				Months	Year	(November
Statement of	Year Ended	Year Ended	Year Ended	Ended	Ended	28, 2005) to
Operations	December 31,	December 31,	December 31,	December 31,	October 31,	October 31,
Data:	2010	2009	2008	2007	2007	2006
Revenues	$234,545	$98,190	$—	$—	$—	$—
Cost of sales	200,587	84,057	—	—	—	—
Gross profit	33,958	14,133	—		—	—
Operating income (loss)	31,141	13,230	(336)	(87)	(684)	(592)
Losses on derivative financial instruments	3,018	219	4,704	859	—	—
Interest expense	2,808	1,886	—	—	119	—
Net income (loss)	$25,285	$11,230	$(4,827)	(608)	$(694)	$(540)
Net income (loss) per unit	$1,834.77	$802.14	$(344.79)	$(43.43)	$(694.00)	$(540.00)

Balance Sheet	December 31,	December 31,	December 31,	December 31,	October 31,	October 31,
Data:	2010	2009	2008	2007	2007	2006
Current assets	$38,346	$26,701	$70	$30,312	$37,634	$640
Property and equipment, net	144,131	148,709	128,639	36,032	26,863	43
Total assets	185,317	177,284	130,109	67,548	65,671	965
Current liabilities	17,418	13,780	12,112	4,171	1,937	82
Long-term debt	69,049	89,910	54,957	—	—	—
Derivative financial instruments, Long Term	3,688	3,818	4,494	—	—	—
Members’ equity	$95,061	$69,776	$58,546	$63,378	$63,734	$884
We were formed on November 28, 2005, thus there is no financial information prior to this date. See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations”, for information regarding our exit from the development stage into production and operations.
Quarterly Financial Data (Unaudited)
(Amounts In Thousands, Except Per Unit Amounts)

	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Revenues	$53,501	$50,758	$55,988	$74,298
Cost of sales	44,701	43,678	47,340	64,868
Gross profit	8,800	7,080	8,648	9,430
Operating income	8,281	6,389	8,015	8,456
(Losses) gains on derivative financial instruments	(1,069)	(1,304)	(1,068)	423
Interest expense	721	703	708	676
Income Taxes	—	—	—	144
Net income	$6,512	$4,411	$6,271	$8,091
Net income per unit	$472.53	$320.08	$455.05	$587.11

Quarterly Financial Data (Unaudited)
(Amounts In thousands, Except Per Unit Amounts)

	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Revenues	$—	$—	$45,607	$52,583
Cost of sales	134	472	40,775	42,676
Gross profit (loss)	(134)	(472)	4,832	9,907
Operating (loss) income	(241)	(807)	4,637	9,641
(Losses) gains on derivative financial instruments	(153)	1,214	(1,278)	(2)
Interest expense	—	150	921	815
Net (loss) income	$(354)	$285	$2,456	$8,843
Net (loss) income per unit	$(25.29)	$20.36	$175.43	$631.54

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Results of Operations
Comparison of Fiscal Years Ended December 31, 2010 and 2009
Revenues
During our fiscal year ended December 31, 2009, we transitioned from a development stage company to an operational company, by beginning operations in June 2009. Accordingly, we did not yet have a full year of comparable income, production and sales data for the year ended December 31, 2009.
Our revenues are derived from the sale of our ethanol and distillers grains. For the fiscal years ended December 31, 2010 and 2009, we received approximately 83% and 85%, respectively, of our revenue from the sale of fuel ethanol, and approximately 17% and 15%, respectively, of our revenue from the sale of distillers grains. During the early part of our 2009 fiscal year, the ethanol industry was enduring unfavorable operating conditions. Thus, we postponed our grind date until margins improved. Increased gasoline and ethanol prices towards the end of the second quarter of 2009 allowed the ethanol industry to realize more favorable margins. For the fiscal years ended December 31, 2010 and 2009, the average selling price per gallon of ethanol was $1.80 and $1.66, respectively. Our sales were based upon approximately 107.9 and 50.6 million gallons of ethanol for 2010 and 2009, respectively. For the fiscal years ended December 31, 2010 and 2009, the average selling price per ton of distillers grains was $125.19 and $103.73 respectively. Our sales were based upon approximately 314,956 and 143,000 tons of distillers grains for 2010 and 2009, respectively.
Management anticipates that ethanol prices will continue to change in relation to changes in corn and energy prices. These prices have been somewhat volatile due to the uncertainty that we are experiencing in the overall economy which has been affecting commodities prices for the last year. Further, dry weather conditions during the summer of 2010 have resulted in increased corn prices. Management believes that there is currently a surplus of ethanol production capacity in the United States. We believe this has resulted in some ethanol producers decreasing ethanol and distillers grains production or halting operations altogether. The amount of this idled ethanol production capacity has decreased throughout our 2010 fiscal year as a result of changes in the spread between corn prices and ethanol prices.
A debate continues with respect to changes in the allowable percentage of ethanol blended with gasoline for use in standard (non-flex fuel) vehicles. Currently, ethanol is blended with conventional gasoline for use in standard vehicles to create a blend which is 10% ethanol and 90% gasoline. Estimates indicate that approximately 135 billion gallons of gasoline are sold in the United States each year. However, gasoline demand may be shrinking in the United States as a result of the global economic slowdown. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.5 billion gallons per year. This is commonly referred to as the “blending wall,” which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. This is a theoretical limit because it is believed that it would not be possible to blend ethanol into every gallon of gasoline that is used in the United States and it discounts the possibility of additional ethanol used in higher percentage blends such as E85 used in flex fuel vehicles. Many in the ethanol industry believe that the ethanol industry is currently on the ege of reaching this blending wall. The Renewable Fuels Standard (“RFS”) mandate requires that 36 billion gallons of renewable fuels be used each year by 2022 which equates to approximately 27% renewable fuels used per gallon of gasoline sold. In order to meet the RFS mandate and expand demand for ethanol, management believes higher percentage blends of ethanol must be utilized in conventional automobiles. Such higher percentage blends of ethanol have continued to be a contentious issue. Automobile manufacturers and environmental groups are lobbying against higher percentage ethanol blends. Recently, however, the EPA made a ruling on using higher percentage blends (15%) in cars, pickups, and SUV’s made in years 2001 and later; however, there have been lawsuits challenging this ruling.
Management believes that the market prices for distillers grains change in relation to the prices of other animal feeds, such as corn and soybean meal. As a result of the most current USDA grain estimates and increased demand for grains in Asian countries, there was a significant increase in the market price of corn. This resulted in a significant increase in distillers grains prices. We believe that the export market for distillers grains will continue to have a significant impact on our overall profitability, with ethanol margins narrowing from their highs in 2010.

We expect that revenues in future periods will be based upon production of approximately 100 million to 115 million gallons of ethanol per year. This expectation assumes that we will continue to operate at or near nameplate capacity, which is dependent upon the crush spread realized and other market conditions. In addition, as of December 31, 2010, our air permit allows us to produce up to 125 million gallons per year. While we currently can achieve only 115 million gallons in RINS (Renewable Identification Number System), this may change in the future and our production may exceed 115 million gallons per year.
Cost of Sales
Our cost of goods sold as a percentage of revenues was 85.5% and 85.6% for the fiscal years ended December 31, 2010 and 2009, respectively. See the table under “Additional Information” below. Our two primary costs of producing ethanol and distillers grains are corn costs and natural gas costs. Corn prices have increased approximately 73% from a low in September 2009 to December 2010, and continued to rise into 2011. The cost of corn is the highest input to the plant, approximately 78% of production costs, and these uncertainties could dramatically affect our expected input cost. We expect continued volatility in the price of corn, which could significantly impact our cost of goods sold. We used approximately 38.7 million bushels of corn in 2010, and the average price we paid for corn in 2010 was $4.05 per bushel. Natural gas prices have declined following a peak in mid-2008, and our price per MMBTU was $4.64 and $3.84 in 2010 and 2009, respectively. We used approximately 3.1 million MMBTU’s of natural gas in 2010. Management expects short-term natural gas prices to remain lower than historical levels. Other significant costs are chemical costs, which have continued to increase since 2009. The average cost per gallon of ethanol produced for chemicals in 2009 was approximately $.051, and by the end of 2010, these costs had increased to approximately $.0642 per gallon of ethanol produced, a 26% increase.
Selling, General and Administrative Expense
Our selling, general and administrative expenses were $2.8 million for the fiscal year ended December 31, 2010 compared to $0.9 million for the fiscal year ended December 31, 2009. We experienced a significant increase in our operating expenses for the fiscal year ended December 31, 2010 compared to the same period of 2009 primarily due to our plant becoming fully operational. Operating expenses include sales commissions, salaries and benefits of administrative employees, taxes, professional fees and other general costs. We expect these expenses, on an annualized basis, to be less than the fiscal year ended December 31, 2010 in future periods, as we intend to pursue plans to qualify to suspend our SEC reporting requirements during this fiscal year.
Operating Income
As a result of the foregoing, our income from operations for the fiscal year ended December 31, 2010 was approximately $31.1 million compared to $13.2 million for the fiscal year ended December 31, 2009.
Interest and Other Income
Interest and other income was approximately $115,000 for the fiscal year ended December 31, 2010, and $105,000 for the fiscal year ended December 31, 2009.
Interest Expense
Interest expense was $2.8 million for the fiscal year ended December 31, 2010, and $1.9 million for the fiscal year ended December 31, 2009. The increase was due primarily to the capitalization of interest in the first half of 2009 while the plant was under construction. Based on current interest rates and debt levels, we expect interest expense in 2011 to be in the range of $2.5 million to $3.0 million.
Losses on derivative financial instruments
We recognized losses of approximately $3.0 million and $0.2 million during the fiscal years ended December 31, 2010 and 2009, respectively, related to interest rate swap agreements. In general, declining interest rates have a negative effect on our interest rate swaps as our swaps fixed the interest rate of variable rate debt. Should interest rates continue to decline, we would expect to experience continued losses on the interest rate swaps. We would expect to incur gains on the interest rate swaps should interest rates increase. We cannot predict the future movements in interest rates; thus, we are unable to predict the likelihood or amounts of future gains or losses related to interest rate swaps.

Net income/loss
As a result of the foregoing, net income for the fiscal year ended December 31, 2010 was $25.3 million, an increase of $14.1 million from $11.2 million for the fiscal year ended December 31, 2009.
Additional Information
The following table shows additional data regarding production and price levels for our primary inputs and products for the fiscal years ended December 31, 2010 and 2009.

	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2010	December 31, 2009
Production:
Ethanol sold (gallons)	107,950,514	50,560,316
Distillers grains sold (tons)	314,956	143,095

Revenues:
Ethanol average price per gallon	$1.80	$1.66
Distillers grains average price per ton	$125.19	$103.73

Primary Inputs:
Corn ground (bushels)	38,694,596	18,600,712
Natural gas purchased (MMBTU)	3,064,373	1,483,285

Costs of Primary Inputs:
Corn average price per bushel ground	$4.052	$3.620
Natural gas average price per MMBTU	$4.643	$3.844
During the fiscal year ended December 31, 2010, the market price of ethanol varied between approximately $1.70 per gallon and approximately $2.30 per gallon. Our average, price per gallon of ethanol sold was approximately $1.80. If our average price received per gallon of ethanol had been 10% lower, our net income for the fiscal year ended December 31, 2010 would have decreased by approximately $19.4 million assuming our other revenues and costs remained unchanged.
During the fiscal year ended December 31, 2010, the market price of distillers grains varied between approximately $125.00 per ton and approximately $188.00 per ton. Our average price per ton of distillers grains sold was approximately $125.19. If our average price received per ton of distillers grains had been 10% lower, our net income for the fiscal year ended December 31, 2010 would have decreased by approximately $4.0 million assuming our other revenues and costs remained unchanged.
During the fiscal year ended December 31, 2010, the market price of corn varied between approximately $3.25 per bushel and approximately $6.29 per bushel. Our average price per bushel of corn ground was approximately $4.05. If our average price paid per bushel of corn had been 10% higher, our net income for the fiscal year ended December 31, 2010 would have decreased by approximately $15.9 million, assuming our other revenues and costs remained unchanged.

During the fiscal year ended December 31, 2010, the market price of natural gas varied between approximately $3.38 per MMBTU and approximately $7.43 per MMBTU. Our average price per MMBTU of natural gas was approximately $4.64. If our average price paid per MMBTU of natural gas had been 10% higher, our net income for the fiscal year ended December 31, 2010 would have decreased by approximately $1.4 million, assuming our other revenues and costs remained unchanged.
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
During our fiscal year ended December 31, 2009, we transitioned from a development stage company to an operational company by beginning operations in June of 2009. Accordingly, we did not yet have comparable income, production and sales data for the year ended December 31, 2009 from our previous fiscal year.
Our revenues are derived from the sale of our ethanol and distillers grains. For the fiscal year ended December 31, 2009, we received approximately 85% of our revenue from the sale of fuel ethanol and approximately 15% of our revenue from the sale of distillers grains. During the early part of our 2009 fiscal year, the ethanol industry was enduring unfavorable operating conditions. Thus, we postponed our grind date until margins improved. Increased gasoline and ethanol prices towards the end of the second quarter of 2009 allowed the ethanol industry to realize more favorable margins. For the fiscal year ended December 31, 2009, the average selling price per gallon of ethanol was $1.65 and our sales were based upon approximately 50.6 million gallons of ethanol. For the fiscal year ended December 31, 2009, the average selling price per ton of distillers grains was $103.73 and our sales were based upon approximately 143,000 tons of distillers grains.
Cost of Sales
Our cost of goods sold as a percentage of revenues was 85.6% for the fiscal year ended December 31, 2009. Our two primary costs of producing ethanol and distillers grains are corn costs and natural gas costs. Corn prices reached historical highs in June 2008, but have decreased since that time as stronger than expected corn yields materialized and the global financial crisis brought down the prices of most commodities generally. The cost of corn is the highest input to the plant and these uncertainties could dramatically affect our expected input cost. We used approximately 18.6 million bushels of corn in fiscal year 2009, and the average price we paid for corn in 2009 was $3.62 per bushel. Natural gas prices have declined following a peak in mid-2008, and our price per MMBTU was $3.84 in 2009. We used approximately 1.4 million MMBTU’s of natural gas in fiscal year 2009. Other significant costs are chemical costs, which have continued to increase since 2009. The average cost per gallon of ethanol produced for chemicals in 2009 was approximately $.051.
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
Losses on derivative financial instruments
We recognized losses of approximately $0.2 million and $4.7 million during the fiscal years ended December 31, 2009 and 2008, respectively, related to interest rate swap agreements. In general, declining interest rates have a negative effect on our interest rate swaps as our swaps fixed the interest rate of variable rate debt. Should interest rates continue to decline, we would expect to experience continued losses on the interest rate swaps. We would expect to incur gains on the interest rate swaps should interest rates increase.
Net income/loss
As a result of the foregoing, net income for the fiscal year ended December 31, 2009 was $11.2 million, an increase of $16.0 million from a loss of $4.8 million for the fiscal year ended December 31, 2008.
Changes in Financial Condition for the Fiscal Year Ended December 31, 2010
We experienced an increase in our current assets at December 31, 2010 compared to December 31, 2009. We experienced an increase of approximately $1.5 million in inventory at December 31, 2010 compared to December 31, 2009, partially due to increased volumes in inventories, and primarily due to increased corn prices. Additionally, at December 31, 2010, we had trade accounts receivable of approximately $9.4 million compared to trade accounts receivable at December 31, 2009 of approximately $5.4 million, an increase of $4.0 million. This is due primarily to increased ethanol and DDGS prices from 2009 to 2010. We also had cash of $18.3 million at December 31, 2010, compared to cash of $12.1 million at December 31, 2009 as we generated cash from operations of approximately $30.3 million during the year ended December 31, 2010, offset by purchases of capital assets of $4.8 million, and debt payments of $19.2 million. We had prepaid and other current assets of $2.8 million at December 31, 2010, compared to $2.9 million at December 31, 2009. At December 31, 2010, included within prepaid expenses and other current assets were prepaid natural gas and other prepaid manufacturing supplies of $0.9 million, compared to $1.1 million at December 31, 2009. We also had other noncurrent assets of $1.8 million at December 31, 2010, compared to $0.6 million at December 2009.
We experienced an increase in our total current liabilities at December 31, 2010 compared to December 31, 2009. We experienced an increase of approximately $1.5 million in the current portion of our long term debt at December 31, 2010 compared to December 31, 2009, which is in line with the principal payment schedule incorporated into the loan agreement with First National Bank of Omaha. We also experienced an increase of approximately $0.4 million for the current portion of the swap derivative liability at December 31, 2010 compared to December 31, 2009; and an increase of approximately $1.5 million in our accounts payable for corn purchases and other items at December 31, 2010 compared to December 31, 2009.
We experienced a decrease in our long-term liabilities as of December 31, 2010 compared to December 31, 2009. At December 31, 2010, we had approximately $69.0 million outstanding in the form of long-term loans, compared to approximately $89.9 million at December 31, 2009. This decrease is attributed to payments made in addition to regularly scheduled payments per the loan agreement.

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
We experienced an increase in our total current liabilities at December 31, 2009 compared to December 31, 2008. We experienced an increase of approximately $7.0 million in the current portion of our long term debt at December 31, 2009 compared to December 31, 2008 due to the conversion of our construction loan to a term loan with principal and interest payments becoming due on a quarterly basis commencing in July 2009. We also experienced an increase of approximately $3.1 million for accrued expenses at December 31, 2009 compared to December 31, 2008; and an increase of approximately $1.0 million in our accounts payable for corn purchases and other items at December 31, 2009 compared to December 31, 2008. All of these increases relate primarily to the commencement of operations at our plant. Such increases were partially offset by a decrease in our construction payable of approximately $9.8 million at December 31, 2009 compared to December 31, 2008.
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
Inventory Reserves — Inventory is recorded at the lower of cost or market. The market value of inventory is often dependent upon fluctuating commodity prices. If these estimates are inaccurate, we may be exposed to market conditions that require an additional reduction in the value of certain inventories affected. We permanently write down inventory for items that have a cost greater than net realizable value. There were no inventory reserves or write downs at December 31, 2010 and December 31, 2009. Assumptions we use to estimate the necessary reserve or write down have not significantly changed over the last two fiscal years. The assumptions we currently use include our estimates of the selling prices of ethanol and distillers grains and the cost of corn.

Financial Instruments — Forward grain purchase and ethanol and distillers grains sale contracts are accounted for under the “normal purchases and normal sales” scope exemption of ASC 815, “Derivatives and Hedging” (“ASC 815”) because these arrangements are for purchases of corn and sales of ethanol and distillers grains that will be delivered in quantities expected to be used by us over a reasonable period of time in the normal course of business. We use derivative financial instruments to manage our balance of fixed and variable rate debt. We do not hold or issue derivative financial instruments for trading or speculative purposes. Interest rate swap agreements involve the exchange of fixed and variable rate interest payments and do not represent an actual exchange of the notional amounts between the parties. Our swap agreements were not designated for hedge accounting pursuant to ASC 815. The interest rate swaps are recorded at their fair values and the changes in fair values are recorded as gain or loss on derivative financial instruments in the accompanying statements of operations.
Recoverability of Long-Lived Assets — We review long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment testing for assets requires various estimates and assumptions, including an allocation of cash flows to those assets and, if required, an estimate of the fair value of those assets. Given the significant assumptions required and the possibility that actual conditions will differ, we consider the assessment of the recoverability of long-lived assets of property and equipment to be a critical accounting estimate. Any adverse change in the spread between ethanol and corn prices could result in impairment charges. Factors that affect the spread between ethanol and corn prices include overall market conditions for ethanol and corn, the availability and price of locally supplied corn and our ability to sell ethanol to existing customers.
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
Corn Prices
Our cost of goods sold consists primarily of costs relating to the corn necessary to produce ethanol and distillers grains for sale. On March 10, 2011, the USDA released its Crop Production report, which estimated the 2010 grain corn crop at approximately 12.45 billion bushels, approximately 4% lower than the USDA’s estimate of the 2009 corn crop of 12.9 billion bushels. Corn prices have come down from their historical highs of 2008, but as previously idled plants came back online in 2009 and 2010, and due to lower production estimates, corn prices have increased sharply towards the end of 2010, and into 2011. We expect continued volatility in the price of corn, which could significantly impact our cost of goods sold.
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
Ethanol Industry Competition
We operate in a competitive industry and compete with a number of larger ethanol producers. The ethanol industry is starting to emerge from the difficult collapse that has occurred since the commencement of our operations in June 2009, and as ethanol margins continue to narrow, ethanol producers are looking to other revenue streams, such as oil extraction, and sales of carbon dioxide, which we have not invested in.

Distillers Grains Markets
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
Advances and changes in the technology used to produce ethanol may make our technology less desirable or obsolete. As of this date there are no known technologies that would cause our plant to become uncompetitive or completely obsolete.
Government Legislation and Regulations
The ethanol industry and our business are assisted by various federal ethanol supports and tax incentives, including those included in the Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007. Government incentives for ethanol production, including federal tax incentives, may be reduced or eliminated in the future, which could hinder our ability to operate at a profit. Federal ethanol supports, such as the renewable fuels standard (“RFS”), help support a market for ethanol that might disappear without this incentive; as such, a waiver of minimum levels of renewable fuels included in gasoline could have a material adverse effect on our results of operations. The elimination or reduction of tax incentives to the ethanol industry, such as the VEETC available to gasoline refiners and blenders, could reduce the market for ethanol, causing prices, revenues, and profitability to decrease. Although VEETC was set to expire on December 31, 2010, it was extended retroactively, through December 31, 2011.
The USDA recently announced that it will provide financial assistance to implement more “blender pumps” in the United States in order to increase demand for ethanol and to help offset the cost of introducing mid-level ethanol blends into the United States retail gasoline market. Blender pumps typically can dispense E10, E20, E30, E40, E 50 and E85. These blender pumps accomplish the different ethanol/gasoline blends by internally mixing ethanol and gasoline which are held in separate tanks at the retail gas stations. Many in the ethanol industry believe that increased use of blender pumps will increase demand for ethanol by allowing gasoline retailers to provide various mid-level ethanol blends in a cost effective manner and allowing consumers with flex-fuel vehicles to purchase more ethanol through these mid-level blends. However, blender pumps cost approximately $25,000 each, so it may take time before they become widely available in the retail gasoline market.
Liquidity and Capital Resources
Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities and cash from our operations to continue to operate the ethanol plant for the next 12 months. We do not anticipate seeking additional equity or debt financing during our 2011 fiscal year. However, should we experience unfavorable operating conditions in the future, we may have to secure additional debt or equity sources for working capital or other purposes.
As a result of current favorable conditions in the ethanol market, we have not drawn on borrowings from our revolving line of credit since we began production in June 2009. However, should we experience unfavorable operating conditions in the ethanol industry that prevent us from profitably operating the ethanol plant, we could have difficulty maintaining our liquidity.

Cash Flows Provided By/ Used in Operating Activities
Net cash provided by operating activities was approximately $30.4 million for the fiscal year ended December 31, 2010 compared to cash provided of approximately $4.8 million for the fiscal year ended December 31, 2009. For the fiscal year ended December 31, 2010, cash was provided by net income of $25.3 million, adjusted for non-cash items of $10.1 million, which consisted of depreciation and amortization and changes in the fair value of derivative financial instruments. Increases in accounts receivable, inventory and other assets used cash of approximately $4.0 million, $1.5 million and $1.3 million, respectively. In addition, an increase in accounts payable provided cash of approximately $1.4 million.
Net cash provided by operating activities was approximately $4.8 million for the fiscal year ended December 31, 2009 compared to cash used of approximately $0.1 million for the fiscal year ended December 31, 2008. For the fiscal year ended December 31, 2009, cash was provided by net income of $11.2 million, adjusted for non-cash items of $4.6 million, which consisted of depreciation and amortization and changes in the fair value of derivative financial instruments. Increases in accounts receivable, inventory and prepaid expenses and other assets used cash of $5.5 million, $6.3 million and $3.4 million, respectively, a result of the plant becoming operational during the current year. In addition, increases in accounts payable, accrued and other liabilities provided cash of $1.0 million and $3.0 million, respectively, a result of the plant becoming operational during the current year.
Cash Flows From Investing Activities
Net cash used in investing activities was approximately $4.9 million for the fiscal year ended December 31, 2010 compared to approximately $24.9 million for the fiscal year ended December 31, 2009. The majority of the 2009 cash flows related to the construction of our ethanol plant during 2008 and 2009, and the 2010 cash flows are related to the construction of additional corn storage bins.
Net cash used in investing activities was approximately $24.9 million for the fiscal year ended December 31, 2009 compared to approximately $86.2 million for the fiscal year ended December 31, 2008. The majority of these cash flows related to the construction of our ethanol plant during 2008 and 2009.
Cash Flows From Financing Activities
Net cash from financing activities was approximately $19.3 million for the fiscal year ended December 31, 2010, representing principal payments on the bank loan, and no borrowings. This is compared to approximately $32.2 million for the fiscal year ended December 31, 2009. Borrowings on our construction loan were $39.2 million during the fiscal year ended December 31, 2009. As we converted the construction loan into a term loan during the fiscal year ended December 31, 2009, we made principal payments of $7.0 million on the term loan.
Net cash provided by financing activities was approximately $32.2 million for the fiscal year ended December 31, 2009 compared to approximately $56.0 million for the fiscal year ended December 31, 2008. Borrowings on our construction loan were $39.2 million during the fiscal year ended December 31, 2009. As we converted the construction loan into a term loan during the fiscal year ended December 31, 2009, we made principal payments of $7.0 million on the term loan. Cash provided by financing activities in 2008 related to borrowings on the construction loan.
Credit Facilities
On September 20, 2007, we entered into a loan agreement with First National Bank of Omaha establishing a senior credit facility for the construction of our plant. The credit facility was in the amount of $111,000,000 consisting of a $100,000,000 construction note, a $10,000,000 revolving line of credit and a $1,000,000 letter of credit. In September 2008, we extended the $10,000,000 revolving line of credit to expire in September 2009, subject to certain borrowing base limitations. In September 2009, we extended this revolving line of credit to expire in September 2010. In June 2010, we extended this revolving line of credit to expire on May 31, 2011. At December 31, 2010, there were no outstanding borrowings on the revolving line of credit. We are subject to certain financial covenants under the loan agreement. The most restrictive of which are debt service coverage ratio requirements, net worth requirements and working capital requirements. We are required to maintain a fixed charge coverage ratio of no less than 1.25:1.0 for all periods after July 31, 2009. For the first fiscal quarter after July 31, 2009 our fixed charge coverage ratio was measured on a rolling one quarter basis, for the second fiscal quarter after July 31, 2009, our fixed charge coverage ratio was measured on a rolling two quarter basis, and for the third fiscal quarter after July 31, 2009 our fixed charge coverage ratio is measured on a rolling three quarter basis. Thereafter, our fixed charge coverage ratio is measured on a rolling four quarter basis. Our fixed charge coverage ratio is calculated by comparing our “adjusted” EBITDA, meaning EBITDA less taxes, capital expenditures and allowable distributions, to our scheduled payments of the principal and interest on our obligations to our lender, other than principal repaid on our revolving loan and long term revolving note. For the periods ended December 31, 2010 and 2009, our fixed charge coverage ratios were 2.52:1.0 and 3.67:1.0 respectively.

We are also required to maintain a minimum net worth of approximately $56.3 million. It shall be measured annually at the end of each fiscal year. In subsequent years, our minimum net worth requirement will increase by the greater of $500,000 or the amount of undistributed earnings accumulated during the prior fiscal year. Accordingly, our minimum net worth requirement for 2010 was $67.5 million. At December 31, 2010 and 2009, our net worth was approximately $93.0 and $69.8 million, respectively.
We are also required to maintain a minimum amount of working capital, which is calculated as our current assets plus the amount available for drawing under our Long Term Revolving Note, less current liabilities and prepaid expenses. From November 1, 2009 through February 28, 2010, our minimum working capital requirement was $4,000,000. Beginning March 1, 2010 through July 31, 2010, our minimum working capital requirement was $7,000,000. After August 1, 2010, our minimum working capital is $10,000,000. At December 31, 2010 and 2009, our working capital was approximately $29.7 and $22.7 million, respectively.
The Company also has access to a secondary line of credit of up to $10,000,000 with the Bank, established as part of the original $100,000,000 term loan and made accessible as a revolving line of credit as term loan payments were made. The amount available is reduced by $250,000 on a quarterly basis. At December 31, 2010 and 2009, the Company had $8,750,000 and $10,000,000 on the secondary line of credit, respectively, available on this revolving line of credit. The Company has no outstanding borrowings as of December 31, 2010 and 2009.
Outlook
We believe we have sufficient working capital and credit availability to fund our commitments and to maintain our operations at their current levels for the next twelve months and foreseeable future. We have been constructing two corn silos at our plant during 2010, and have used cash from operations to pay for these capital expenditures, which have cost approximately $4.8 million as of December 31, 2010. These silos will become operational in the second quarter of 2011.
Off-Balance Sheet Arrangements
None
Tabular Disclosure of Contractual Obligations
In the ordinary course of business, we enter into agreements under which we are obligated to make legally enforceable future cash payments. These agreements include obligations related to purchasing inventory, incurring indebtedness, interest rate management and utility agreements.

The following table summarizes by category expected future cash outflows associated with contractual obligations in effect as of December 31, 2010 (amounts in thousands):

	Payment due by period
		Less
		than 1	1-3	3-5	More than
Contractual Obligations	Total	Year	Years	Years	5 Years

Lease obligations (a)	$39	$20	$19	$—	$—
Long-term debt obligations	78,721	9,672	69,049		—
Interest on variable rate debt (b)	8,037	2,537	5,500		—
Corn contracts	30,064	30,064
Other (c)	4,297	1,186	3,112	—	—

Total (d)	$121,158	$43,479	$77,680	$—	$—

(a)	Amounts include rentals of $20,000 per year for the lease of our well site.

(b)	The interest rates effective as of December 31, 2010 for variable rate loans were used to calculate future payments of interest on variable rate debt.

(c)	Amounts represent primarily payments due related to railcar agreements.

(d)
We are not able to determine the likely settlement period, if any, for interest rate swaps, accordingly, $5,522,700 of liabilities for derivative financial instruments have been excluded from the table above.

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
Interest Rate Risk
We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding term and revolving loans that bear variable interest rates. Specifically, we have approximately $78.7 million outstanding in debt as of December 31, 2010, all of which is variable-rate. Interest rates on our variable-rate debt are determined based upon the market interest rate of LIBOR plus 300 to 310 basis points. A 10% adverse change (for example from 4.0% to 4.4%) in market interest rates would affect our interest cost on such debt by approximately $0.3 million per year in the aggregate.
We entered into two forward interest rate swaps in the notional amounts of $50.0 million and $25.0 million with the First national Bank of Omaha during the fiscal years ended December 31, 2008 and 2007. The $50.0 million swap fixed the variable interest rate of a portion of our term loan at 7.9%, while the $25.0 million swap fixed the variable interest rate of a portion of our term loan at 5.49%. The swap settlements commenced on July 31, 2009; the $50.0 million swap terminates on July 8, 2014 and the $25.0 million swap terminates on July 31, 2011. A hypothetical 10% change (for example, from 4.0% to 3.6%) in market interest rates at December 31, 2010 would change the fair value of the interest rate swaps by approximately $0.5 million.

Commodity Price Risk
We do not employ derivative instruments such as futures and options to hedge our commodity price risk. Our strategy is to “flat price” a portion of our electricity and natural gas requirements, and to purchase the remainder on a floating index. We purchase all of our corn through Alliance Grain.
A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the fair value of our corn and natural gas prices and average ethanol price as of December 31, 2010. The volumes are based on our actual use and sale of these commodities for the year ended December 31, 2010. The results of this analysis are as follows:

			Hypothetical	Approximate
	Volume for the year ended		Adverse Change in	Adverse Change to
	December 31. 2010	Unit of Measure	Price	Income
Natural Gas	3,064,373	MMBtu	10%	$1,413,902
Ethanol	107,950,227	Gallons	10%	$19,485,016
Corn	38,694,596	Bushels	10%	$15,916,635
Distillers Grains	314,956	Tons	10%	$3,942,934

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Members of One Earth Energy, LLC
Gibson City, Illinois
We have audited the accompanying balance sheets of One Earth Energy, LLC (the “Company”) as of December 31, 2010 and 2009, and the related statements of operations, changes in members’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such financial statements present fairly, in all material respects, the financial position of One Earth Energy, LLC at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP Cincinnati, Ohio
March 31, 2011

ONE EARTH ENERGY, LLC
BALANCE SHEETS
(Amounts in Thousands)

	December 31,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$18,343	$12,099
Accounts receivable	9,415	5,457
Inventory	7,819	6,290
Prepaid expenses	1,335	1,579
Other current assets	1,434	1,276

Total current assets	38,346	26,701
Property and equipment, net	144,131	148,709
Deferred financing costs, net	979	1,259
Restricted cash	20	20
Other assets	1,841	595

Total assets	$185,317	$177,284

Liabilities and equity:
Current liabilities:
Accounts payable, trade	2,476	$1,016
Current portion of long-term debt	9,672	8,089
Accrued real estate taxes	1,934	1,930
Derivative financial instruments	1,835	1,413
Other current liabilities	1,501	1,332

Total current liabilities	17,418	13,780

Long-term liabilities:
Deferred income taxes	101
Long-term debt	69,049	89,910
Derivative financial instruments	3,688	3,818

Total long-term liabilities	72,838	93,728

Commitments and contingencies
Members’ equity:
Members’ capital (13,781 units issued and outstanding in 2010 and 2009 )	65,215	65,215
Retained earnings	29,846	4,561

Total members’ equity	95,061	69,776

Total liabilities and equity	$185,317	$177,284

See notes to financial statements.

ONE EARTH ENERGY, LLC
STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Per Unit Amounts)

	Years Ended December 31,
	2010	2009	2008

Revenues	$234,545	$98,190	$—
Cost of sales	200,587	84,057	—
Gross profit	33,958	14,133	—
Selling, general and administrative expenses	(2,817)	(903)	(336)
Operating income (loss)	31,141	13,230	(336)
Interest and other income	114	105	213
Interest expense	(2,808)	(1,886)	—
Losses on derivative financial instruments	(3,018)	(219)	(4,704)
Income before provision for income taxes	25,429	11,230	(4,827)
Provision for income taxes	144	—	—
Net income (loss)	$25,285	$11,230	$(4,827)

Weighted average units outstanding — basic and diluted	14	14	14

Basic and diluted net income (loss) per unit	$1,834.77	$802.14	$(344.79)
See notes to financial statements.

ONE EARTH ENERGY, LLC
STATEMENTS OF CHANGES IN MEMBERS’ EQUITY
(Amounts in thousands)

	Member’s	Accumulated
	Capital	Earnings (Deficit)	Total

Balance, December 31, 2007	$65,215	$(1,842)	$63,373
Net loss	—	(4,827)	(4,827)
Offering costs	—	—	—

Balance, December 31, 2008	65,215	(6,669)	58,546
Net income	—	11,230	11,230

Balance, December 31, 2009	65,215	4,561	69,776
Net income	—	25,285	25,285

Balance, December 31, 2010	$65,215	$29,846	$95,061

See notes to financial statements.

ONE EARTH ENERGY, LLC
STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Years Ended December 31,
	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$25,285	$11,230	$(4,827)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	9,816	4,949	18
Derivative financial instruments	292	(332)	4,704
Changes in operating assets and liabilities:
Accounts receivable	(3,958)	(5,457)	(4)
Inventory	(1,529)	(6,290)	—
Prepaid expenses	244	(1,525)	11
Accounts payable, trade	1,358	1,009	(12)
Other current assets	(158)	(1,276)	—
Other assets	(1,246)	(580)	—
Deferred taxes	101	—	—
Accrued and other current liabilities	173	3,061	(4)

Net cash provided by (used in) operating activities	30,378	4,789	(114)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	—	—	(20)
Capital expenditures	(4,856)	(24,879)	(86,143)

Net cash used in investing activities	(4,856)	(24,879)	(86,163)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for financing costs	—	(35)	—
Proceeds from long-term debt	—	39,208	56,042
Payments of long-term debt	(19,278)	(7,000)	—

Net cash (used in) provided by financing activities	(19,278)	32,173	56,042

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,244	12,083	(30,235)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	12,099	16	30,251

CASH AND CASH EQUIVALENTS, END OF YEAR	$18,343	$12,099	$16

Non cash activities — Accrued capital expenditures	$102	$3	$—
Non cash activities — Payable related to plant construction refinanced to long-term debt	$—	$—	$9,750

SUPPLEMENTAL INFORMATION:
Cash paid during the year for interest	$2,987	$3,082	$892
See notes to financial statements.

ONE EARTH ENERGY, LLC
NOTES TO AUDITED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
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
Four customers accounted for approximately 84% of the Company’s sales during 2010. At December 31, 2010, four customers comprised approximately 91% of the Company’s accounts receivable balance.
Three customers accounted for approximately 86% of the Company’s sales during 2009. At December 31, 2009, three customers comprised approximately 83% of the Company’s accounts receivable balance.
Cash Equivalents
All highly liquid investments with a maturity of three months or less at the time of purchase are considered to be cash equivalents.
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is determined using the straight-line method for financial reporting purposes over the estimated useful lives of the assets ranging from five to 40 years. The Company capitalizes interest on its construction in progress activities. The Company capitalized $1,530,126 of interest during the year ended December 31, 2009. The Company did not capitalize any interest during 2010.
The Company evaluates the recoverability of the carrying amount of long-lived assets (including property and equipment) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company evaluates events or changes in circumstances based on historical operating results, business plans, general and industry trends and forecasted cash flows. Impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of an asset exceeds its fair value. No long-lived asset impairment charges were recorded during 2010, 2009 or 2008.

ONE EARTH ENERGY, LLC
NOTES TO AUDITED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
Interest Rate Swap
The interest rate swaps are recorded at fair value and are included in the accompanying balance sheets as “Derivative financial instruments.” Changes in the fair value of the interest rate swap (net of settlements) are reported in current period earnings since the interest rate swap was not designated as a cash flow hedge (see Note 5).
Deferred Financing Costs
Costs incurred in connection with the acquisition of financing for the facility were deferred and amortized over the term of the respective financing using the effective interest method. Accumulated amortization was approximately $419,000 and $139,000 at December 31, 2010 and 2009, respectively. Future amortization of deferred financing costs is as follows (amounts in thousands):

Years Ended December 31,	Amortization

2011	$309
2012	277
2013	239
2014	154

Total	$979

Inventory
Inventories are stated at the lower of cost or market using the first-in, first-out method. Inventory includes direct production costs and certain overhead costs, such as depreciation, property taxes, and utilities related to producing ethanol and related by-products. Reserves are established, if necessary, for obsolescence and estimated net realizable value based upon recent commodity prices. No reserves were recorded at December 31, 2010 and 2009. The components of inventory are as follows (amounts in thousands):

	December 31,	December 31,
	2010	2009

Ethanol and other finished goods	$2,347	$1,558
Work in process	1,705	1,235
Grain and other raw materials	3,767	3,497

Total	$7,819	$6,290

Revenue Recognition
The Company recognizes sales from the production of ethanol and distillers grains when title transfers to customers, upon shipment from the Company’s plant. Shipping and handling charges to ethanol customers are included in revenues. Revenues by product are as follows (amounts in thousands):

	Year Ended December 31,	Year Ended December 31,
	2010	2009

Ethanol	$194,860	$83,402
Dried distillers grains	39,429	14,705
Other	256	83

Total	$234,545	$98,190

ONE EARTH ENERGY, LLC
NOTES TO AUDITED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
Cost of Sales
Cost of sales includes depreciation, costs of raw materials, inbound freight charges, purchasing and receiving costs, inspection costs, shipping costs, other distribution expenses, warehousing costs, plant management, certain compensations costs and general facility overhead charges.
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
The Company is required to file and pay Illinois taxes at a rate of 1.5% of adjusted taxable income, which approximates federal taxable income. This tax is not passed on to members. No income taxes were paid during 2010, 2009 or 2008.
Impact of New Accounting Pronouncements
Effective July 1, 2009, the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) became the single official source of authoritative, nongovernmental accounting principles generally accepted in the United States of America (GAAP). The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP. The Company’s accounting policies were not affected by the conversion to ASC.
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

ONE EARTH ENERGY, LLC
NOTES TO AUDITED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
Comprehensive Income (Loss)
For all periods presented, net income (loss) equals comprehensive income (loss) as the Company had no income or expense items that were not reported on the statements of operations.
2. PROPERTY AND EQUIPMENT
In May 2007, the Company entered into an agreement with Fagen, Inc. (“Fagen”), the designer/builder of the Company’s fuel ethanol plant (the “Plant”). Fagen was responsible for all engineering, labor, materials, and equipment to design, construct, startup, and achieve guaranteed performance criteria of the Plant. The contract price was $120 million, subject to adjustments as provided by the general conditions of the agreement. Construction of the plant began in October 2007, and was substantially completed in July 2009. See Note 7 for a discussion of related-party transactions. A summary of property and equipment at December 31, 2010 and 2009, is as follows (amounts in thousands):

	2010	2009

Land and land improvements	$14,502	$14,317

Plant and equipment	117,631	117,442

Buildings	21,251	21,237

Office equipment	593	519

Construction in process	4,520	24

Gross property and equipment	158,497	153,539

Less: accumulated depreciation	(14,366)	(4,830)

Net property and equipment	$144,131	$148,709

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

ONE EARTH ENERGY, LLC
NOTES TO AUDITED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
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
In July 2007, The Company conducted a rescission offer with the current subscribers due to the Company changing the terms of the initial public offering. A total of 171 subscribers with 2,602 units chose to withdraw their subscriptions and have their deposits returned totaling $1,330,500, plus interest. On October 31, 2007, after meeting the terms of the escrow agreement, the Company terminated its escrow account and the offering proceeds were released to the Company. The Company closed the public offering on November 7, 2007. As of December 31, 2010 and 2009, the Company had issued 13,781 units totaling $66,055,000 ($65,214,000 net of issuance costs). Through December 31, 2010, the Company had not made any distributions to members for income tax payments or other purposes.
4. LONG-TERM DEBT
In September 2007, the Company entered into an $111,000,000 financing agreement consisting of a construction loan agreement for $100,000,000 together with a $10,000,000 revolving loan and a $1,000,000 letter of credit with First National Bank of Omaha (the “Bank”). The construction loan was converted into a term loan on July 31, 2009, and bears interest at rates ranging from London InterBank Offered Rate (LIBOR), plus 300 basis points to LIBOR, plus 310 basis points. The term loan is secured by all of the Company’s assets. Pursuant to the terms of the loan agreement with the Bank, the Company has certain restrictions on its distributions to members based upon taxable income and net income in a given period. The Company’s restricted net assets total approximately $81.2 million and $66.0 million at December 31, 2010 and 2009, respectively. Such net assets may not be paid in the form of dividends or advances to members per the terms of the loan agreement with the Bank.
Beginning with the first quarterly payment on October 8, 2009, payments are due in 19 equal quarterly payments of principal and accrued interest, with the principal portion calculated based on a 120-month amortization schedule. One final installment will be required on the maturity date, July 8, 2014, for the remaining unpaid principal balance with accrued interest.
The term loan is secured by all property of the Company, regardless of date acquired. As of December 31, 2010 and 2009, approximately $78,700,000 and $98,000,000, respectively, was outstanding on the term loan. The Company is also subject to certain financial covenants under the loan agreement, including required levels of Earnings Before Interest, Taxes, Depreciation, and Amortization, debt service coverage ratio requirements, net worth requirements, and other common covenants. The Company was in compliance with all covenants at December 31, 2010 and 2009.
The Company paid approximately $1,398,717 to the Bank and other parties since inception for various fees associated with the construction and term loan commitment. These amounts were recorded as deferred financing costs by the Company in the accompanying balance sheets; such amounts are amortized using the effective interest method, beginning with the first payment on the term loan and ending with the term loan maturity date. The carrying values of the construction loan and term loan approximate fair value at December 31, 2010 and 2009. In accordance with the agreement, the Company entered into an interest rate swap contract to minimize its interest risk exposure (see Note 5).
Annual expected maturities on notes payable at December 31, 2010, are as follows (amounts in thousands):

Years Ended December 31,	Maturities

2011	$9,672
2012	10,847
2013	11,312
2014	46,890

Total	$78,721

ONE EARTH ENERGY, LLC
NOTES TO AUDITED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
The Company has no outstanding borrowings on the $10,000,000 revolving loan as of December 31, 2010 and 2009.
The Company has issued letters of credit that total approximately $280,000 and $543,000 as of December 31, 2010 and 2009, respectively. The maximum amount borrowed under the revolving loan in 2009 was $2,000,000. The Company did not borrow any funds under the revolving loan in 2010.
The Company also has access to a secondary line of credit of up to $10,000,000 with the Bank, established as part of the original $100,000,000 term loan and made accessible as a revolving line of credit as term loan payments were made. The amount available is reduced by $250,000 on a quarterly basis. At December 31, 2010 and 2009, the Company had $8,750,000 and $10,000,000, respectively, available on this revolving line of credit. The Company has no outstanding borrowings on the secondary line of credit as of December 31, 2010 and 2009.
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
The Company entered into a forward interest rate swap with First National Bank of Omaha in the notional amount of $50 million during 2007 and in the notional amount of $25 million during 2008. The swaps fixed the interest rate on $50 million and $25 million of the term loan at 7.9% and 5.49%, respectively. The 2007 swap was effective as of December 11, 2007, swap settlements commenced as of July 31, 2009, and the termination date is July 8, 2014. The 2008 swap was effective as of December 11, 2008, swap settlements commenced as of July 31, 2009, and the termination date is July 31, 2011. During 2010 and 2009, swap settlement payments to the counterparty totaled approximately $2,726,000 and $551,000, respectively.
At December 31, 2010 and 2009, the Company recorded a liability of approximately $5.5 million and approximately $5.2 million, respectively, related to the fair value of the swaps. The Company believes the risk of nonperformance by the counterparty with this agreement is not material to the financial statements.
The notional amounts and fair values of derivatives, all of which are not designated as cash flow hedges at December 31, 2010 and 2009 are summarized in the table below (amounts in thousands):

	Notional Amount	Fair Value Liability

Interest rate swaps - 2010	$68,138	$5,523
Interest rate swaps - 2009	$73,649	$5,231
As the interest rate swaps are not designated as cash flow hedges, the unrealized gain and loss on the derivatives is reported in current earnings and is included in gains or losses on derivative financial instruments. The Company reported losses of approximately $3,018,000, $219,000, and $4,704,000 in 2010, 2009, and 2008, respectively.
6. FAIR VALUE
The Company applies the accounting standard which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

ONE EARTH ENERGY, LLC
NOTES TO AUDITED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
The Company determines the fair market values of its financial instruments based on the fair value hierarchy established in the accounting standards which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standards describe three levels of inputs that may be used to measure fair values which are provided below. The Company carries derivative liabilities at fair value.
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
The fair values of derivative assets and liabilities traded in the over-the-counter market are determined using quantitative models that require the use of multiple market inputs, including interest rates, prices, and indices to generate pricing and volatility factors, which are used to value the position. The predominance of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions, and third-party pricing services. Estimation risk is greater for derivative asset and liability positions that are either option based or have longer maturity dates where observable market inputs are less readily available or are unobservable, in which case interest rate, price, or index scenarios are extrapolated in order to determine the fair value. The fair values of derivative assets and liabilities include adjustments for market liquidity, counterparty credit quality, the Company’s own credit standing, and other specific factors, where appropriate. Financial liabilities measured at fair value at December 31, 2010, on a recurring basis are summarized below (amounts in thousands):

				Total Fair
	Level 1	Level 2	Level 3	Value

Derivative liabilities	$—	$5,523	$—	$5,523
Financial liabilities measured at fair value on a recurring basis at December 31, 2009 are summarized below (amounts in thousands):

				Total Fair
	Level 1	Level 2	Level 3	Value

Derivative liabilities	$—	$5,231	$—	$5,231
No other financial instruments or non-financial assets or liabilities were measured at fair value in accordance with the accounting standards.
7. RELATED-PARTY TRANSACTIONS
The Company entered into a design-build contract with Fagen, an equity investor in the Company, for the design and construction of the ethanol plant. The Company paid approximately $120.2 million through December 31, 2009, to Fagen for the design-build contract. Additionally, the Company paid Fagen approximately $7.9 million for the year ended December 31, 2009, for additional projects related to the construction of the plant.

ONE EARTH ENERGY, LLC
NOTES TO AUDITED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
During 2010 and 2009, the Company purchased approximately $157.4 and $69.2 million, respectively, of corn from the Alliance Grain Elevator (“Alliance Grain”), an equity investor.
The Company leases land from a related party on which it has constructed water wells. The lease allows the Company to use the land for 99 years. Annual payments of $20,000 are due the first day of each calendar year through January 1, 2011. One final payment of $19,000 is due January 1, 2012.
During 2010 and 2009, the Company used the services of the Bloomer Line to move railcars to ship ethanol. An officer of the Company is the acting general manager of the Bloomer Line. The Company paid the Bloomer Line approximately $340,000 and approximately $104,000 for such services in 2010 and 2009, respectively.
8. COMMITMENTS AND CONTINGENCIES
The Company has forward purchase contracts for 4.9 million bushels of corn, the principal raw material for its ethanol plant. The Company expects to take delivery of the corn by March and April 2011.
The Company has sales commitments for 6,282,000 gallons of ethanol and 29,186 tons of distillers grains. The Company expects to deliver the ethanol and the distillers grains by March 2011.
Forward grain purchase, ethanol and distillers grains sale contracts are accounted for under the “normal purchases and normal sales” scope exemption of the accounting standards because these arrangements are for purchases of grain and sales of ethanol and distillers grains that will be delivered in quantities expected to be used by the Company over a reasonable period of time in the normal course of business.
The Company entered into an agreement with an unrelated party for the construction of a substation and ancillary equipment necessary to provide electric distribution service. The Company paid $1,150,000 at the signing of the agreement on January 18, 2008, and pays monthly payments of no less than $6,800 which are included in the invoice as delivery service. The agreement is secured by an irrevocable standby letter of credit, which may be reduced annually by the actual or calculated delivery service payments.
The Company has entered into an agreement with an unrelated party for the use of a portion of the party’s natural gas pipeline. The term of the agreement is 10 years, and the amount is $4,380,000, which is spread over 120 equal payments of $36,500. Payments began in February 2009.
The Company has entered into an agreement with an unrelated party for the lease of railcars that will be used to ship ethanol. The lease is set to expire on May 31, 2012, with an automatic 36-month extension, unless either party notifies the other in writing 60 days prior to the initial expiration date. The Company pays a monthly lease amount per railcar. The Company paid approximately $662,000 and $344,000 pursuant to the lease in 2010 and 2009, respectively.
The Company has a nonexclusive contract with an unrelated party (“Ethanol Marketer”) for ethanol marketing services. Under the terms of the contract, the Ethanol Marketer will purchase some of the Company’s ethanol production during the term of the contract. Additionally, the Ethanol Marketer is also required to share with the Company the additional profits derived from the Ethanol Marketer’s gains on swaps and exchanges. The contract initial term ends December 1, 2012, with automatic renewals for one year, unless the Company provides written notice of at least 90 days prior to the end of the initial term.
The Company has a contract with an unrelated party (“Distillers Grains Marketer”) for distillers grains marketing services. Under the terms of the contract, the Distillers Grains Marketer will purchase all of the Company’s distillers grain production during the term of the contract. The contract called for the Company to pay a fee per ton of distillers grains for the Distillers Grains Marketer’s services. The contract was amended on December 6, 2010, to reduce the fee for dried distillers grains, and the termination date was extended to July 1, 2014. The Company paid approximately $905,000 and $408,000 in 2010 and 2009, respectively, for these marketing services.

ONE EARTH ENERGY, LLC
NOTES TO AUDITED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
The Company has a grain origination agreement with Alliance Grain, under which it purchased 100% of its grain during 2010. The Company pays to Alliance Grain a certain amount per bushel for procurement fees. The term of the agreement is for two years from the first grind date, and shall renew automatically for additional one year terms, unless either party sends notice to the other party of its intent to terminate the agreement at least sixty days prior to the expiration of the then current term of the agreement.
The Company is involved in various legal actions arising in the normal course of business. After taking into consideration legal counsel’s evaluation of such actions, management is of the opinion that their outcome will not have a material effect on the Company’s financial statements.
9. SUBSEQUENT EVENTS
On February 8, 2011, the Company filed a Schedule 13E-3 pursuant to which, the Company offered to purchase from certain of its members up to 86 units of its common equity for a price of $5,525 per unit. As of March 30, 2011, we received acceptances for the purchase of 30 units from members under the offering.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Management of One Earth Energy is responsible for maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. In addition, the disclosure controls and procedures must ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial and other required disclosures.
At the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Principal Executive Officer, Steve Kelly, and our Chief Financial Officer, Larry Brees. Based on their evaluation of our disclosure controls and procedures, they have concluded that during the period covered by this report, such disclosure controls and procedures were effective.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; (iii) provide reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and (iv) provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because changes in conditions may occur or the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. This assessment is based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control procedures over financial reporting as of December 31, 2010 were effective.
This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. As we are a non-accelerated filer, management’s report is not subject to attestation by our registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act of 2002 that permits us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2010, we made changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. These changes have allowed us to remediate the previously disclosed material weakness described within our 2009 Form 10-K. Therein, we concluded that a material weakness existed due to the lack of a proper and timely review and reconciliation of transfers of member (investor) shares by the appropriate level of management. The Company exceeded the maximum number of investors allowable in order to continue suspension of its reporting requirements with the Securities and Exchange Commission (“SEC”). Consequently, we have implemented procedures to maintain complete and accurate documentation of the number of outstanding units owned by the Company’s investors, to perform appropriate reconciliations of all member unit activity, and to file timely periodic reports with the SEC. No other change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2010.

ITEM 9B.	OTHER INFORMATION
On December 6, 2010, we amended our distillers grain marketing agreement with UBEI, which was effective with shipments on the first day of January 2011. The amendment reduces the price UBEI will pay to One Earth for all DDGS shipped to its customers, with upper and lower limits. UBEI shall no longer give One Earth a monthly credit, and UBEI shall not be required to locate a merchandiser at One Earth’s facility. The termination date of the agreement was extended to July 1, 2014.
PART III

ITEM 10.	DIRECTORS; EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Identification of Directors, Executive Officers and Significant Employees
The following table shows the directors and officers of One Earth Energy, as of December 31, 2010:

Name	Age	Position	Address
Scott Docherty	48	Chairman/ Director	9 Fir Court Monticello, IL 61856
Joseph Thompson	51	Vice President/ Director	49 Deer Run Place Monticello, IL 61856
Jack Murray	54	Secretary / Treasurer / Director	2607 County Rd 1000E Champaign, IL 61822
Bruce Bastert	53	Director	110 Mohican Lane Loda, IL 60948
Roger Miller	57	Director	804 East Boone Street Tolono, IL 61880
Zafar Rizvi	61	Director	2875 Needmore Road Dayton, Ohio 45414
Steve Kelly	54	President/General Manager	225 E. 700 N. Road Gibson City, IL 60936
Business Experience of Directors and Officers
The following is a brief description of the business experience and background of our officers and directors, as of December 31, 2010.
Scott Docherty, Chairman and Director, Age 48. Mr. Docherty is the general manager of Topflight Grain Coop and has been since June 2004. Topflight Grain Coop is farmer-owned, with 10 facilities in 4 counties. Prior to accepting the general manager position, he was a merchandiser for Topflight Grain Coop. from 1998 until May 2004. Mr. Docherty has served as a director since our inception in 2006. Mr. Docherty’s experience as the general manager provides him with unique insights into strategic planning and the ability to identify opportunities for organizational growth.

Joseph Thompson, Vice President and Director, Age 51. Mr. Thompson has been the general manager of Alliance Grain Company, a 13 facility grain cooperative with annual net sales of approximately $260 million, since September 1, 2007. As general manager, Mr. Thompson supervises the day-to-day operations of the cooperative facilities. From June 1999 to September 1, 2007, Mr. Thompson served as Alliance’s controller and was responsible for monthly management financial statements presentations, reconciliation of general ledger accounts and implementation of general financial recording practices. He was the Ag Finance Manager for Piatt Service from May 1995 to June 1999. Mr. Thompson’s experience with Alliance provides invaluable insight into the grain industry and guidance for the board’s understanding and implementation of sound financial reporting and practices. Mr. Thompson has also served as a director of Bloomer Shipper Railway Redevelopment League from September 2007 to the present. Mr. Thompson received his bachelor of science in accounting from Illinois College in Jacksonville, Illinois. Mr. Thompson has served as a Company director since January 2008.
Jack Murray, Secretary / Treasurer and Director, Age 54. Mr. Murray has run Murray Farms, Inc., a farming operation in Champaign, IL, and has done so since May of 1976, serving as the company’s president. Since August 2009, Mr. Murray has served as Premier Cooperative, Inc.’s president. He previously served as president of the Fisher Farmers Grain & Coal Co., having served on that board for a total of nineteen years. Mr. Murray has served as a Company director since our inception. Mr. Murray’s knowledge of the local agricultural economy and experience as an entrepreneur brings a valuable perspective to the Board.
Bruce Bastert, Director, Age 53. Mr. Bastert is the general manager of Ludlow Cooperative Elevator Company, a cooperative grain company with 11 facilities in Buckley, Clarence, Danforth, Del Rey, Gilman, La Hogue, Loda, Ludlow, Paxton, Purdueville, and Piper City, Illinois. Before his appointment as Ludlow’s general manager in March 2006, Mr. Bastert was general manager of Williamsville Farmers Cooperative from May 1999 through February 2006. In both positions, Mr. Bastert performed chief executive functions associated with grain handling operations and hedging functions for customer accounts. Previously he has worked in the grain industry as general manager, commodity risk management consultant, terminal manager, merchandiser and in corn origination, risk management, logistics, and co-product sales. His knowledge of commodity risk and merchandising make him a valuable addition to the Board. Mr. Bastert is an Agricultural Industries graduate of the University of Illinois. Mr. Bastert has been a director since March 2006.
Roger Miller, Director, Age 57. Mr. Miller has served as general manager of Premier Cooperative, Inc. since 1993. This agricultural business is a licensed grain dealer and warehouse that handles corn, soybeans and wheat in East-Central Illinois. Premier has twenty locations in Champaign and Piatt Counties. At Premier, Mr. Miller is responsible for the operational direction of Premier’s twenty facilities and supervision of 72 full-time employees. His knowledge of the local agricultural community combined with his experience in managing multiple locations adds much value to the Board. Mr. Miller has served as a director of the Company since February 2006.
Zafar Rizvi, Director, Age 61. Zafar Rizvi has served as Vice President of REX American Resources Corporation (NYSE: REX), our parent company, and President of Farmers Energy Incorporated, REX’s alternative energy investment subsidiary, since 2006. From 1991 through 2006, Mr. Rizvi served as REX’s Vice President of Loss Prevention. Prior to such dates, Mr. Rizvi was employed in the video retailing industry in a variety of management positions. Mr. Rizvi also serves on the board of directors of several developmental stage, non-reporting ethanol companies. Mr. Rizvi holds a B.A. in Economics from Punjab University in Pakistan, an H.N.D. in Business Studies from City of London Polytechnic in England and an M.B.A. from the University of Phoenix. His executive experience combined with his knowledge of the ethanol industry make Mr. Rizvi a valuable addition to the Board. Mr. Rizvi has been a director of One Earth Energy, LLC since June 2007.
Business Experience of Significant Employees
Steven Kelly, President/General Manager, Age 54. Mr. Kelly has been employed as our General Manager and President since September 2007. In such capacity, Mr. Kelly is responsible for overseeing and managing the day-to-day operations of the Company’s facility. Mr. Kelly also currently serves as acting general manager of Bloomer Connecting Shippers Railroad Co. Before assuming the Company’s general manager position, Mr. Kelly was the general manager of Alliance Grain Company from January 1988 to September 2007. Alliance is a locally-owned cooperative that has 13 elevators in 12 East-Central Illinois communities. Mr. Kelly served as a director of One Earth Energy from our inception until September 2007 when he was employed by the Company.

Larry Brees, Chief Financial Officer, Age 54. Larry Brees began serving as the Company’s Controller in November 2007. On September 13, 2010, the Board of Directors appointed Larry Brees to the position of Chief Financial Officer of the Registrant. As Chief Financial Officer, Mr. Brees directs the Company’s financial affairs including assumption of accounting and treasury functions alongside our treasurer, Jack Murray. Mr. Brees will continue his duties as Controller in addition to the Chief Financial Officer responsibilities. Previously, Mr. Brees served as the Chief Financial Officer for E Energy Adams and interim Controller for HON Company during 2007, as well as the Controller of Big River Resources from February 2004 through March 2007.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act of 1934 (the “Exchange Act”) requires our directors, executive officers and certain beneficial owners holding 10% or more of the Company’s membership units to file reports of ownership and changes of ownership with the Securities and Exchange Commission (the “SEC”). To our knowledge, and based solely on a review of the copies of such reports furnished to us and written representations from our officers and directors, all Section 16(a) filing requirements were complied with during 2010.
Code of Ethics
Our board of directors has adopted a Code of Ethics that sets forth standards regarding matters such as honest and ethical conduct, compliance with the law, and full, fair, accurate and timely disclosure in reports and documents that we file with the SEC and in other public communications. The Code of Ethics applies to all of our employees, officers and directors, including our President and General Manager, Steve Kelly, and Chief Financial Officer, Larry Brees. The Code of Ethics is available free of charge upon written request to One Earth Energy, LLC, 202 N. Jordan Dr., Gibson City, IL 60936.
Identification of Audit Committee
In January 2008, the board of directors appointed an Audit Committee consisting of our directors Joe Thompson, Jack Murray, Zafar Rizvi and Roger Miller. Joe Thompson is serving as the chairman of the Audit Committee. During our fiscal year ended December 31, 2010, we appointed our remaining directors to the audit committee, such that our entire board now also serves on our audit committee.
The Audit Committee met three times in 2010, in March, August, and September. All of the audit committee members attended at least 75% of the audit committee meetings held during the fiscal year ended December 31, 2010.
Audit Committee Report
The following report of the audit committee shall not be deemed to be incorporated by reference in any previous or future documents filed by the Company with the Securities and Exchange Commission under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates by reference in any such document.
The audit committee (the Committee) reviews the Company’s financial reporting process on behalf of the Board of Directors. Management has the primary responsibility for the financial statements and the reporting process. The Company’s independent registered public accounting firm reports directly to the Committee. The Committee reviewed and discussed with management the Company’s audited financial statements as of and for the fiscal year ended December 31, 2010. The Committee has discussed with Deloitte & Touche LLP, its independent registered accounting firm, the matters required to be discussed by Statement on Auditing Standards No. 141, as amended, by the Auditing Standards Board of the American Institute of Certified Public Accountants and as adopted by the Public Company Accounting Oversight Board (PCAOB) in Rule 3200T. The Committee has received and reviewed the written disclosures and the letter from Deloitte & Touche LLP as required by the PCAOB, and has discussed with the independent registered public accounting firm their independence. The Committee has considered whether any provision of services by Deloitte & Touche LLP not related to the audit of the financial statements and to the reviews of the interim financial statements included in the Company’s Annual Report on Form 10-K and Quarterly Reports on Form 10-Q are compatible with maintaining Deloitte & Touche LLP’s independence.

Based on the reviews and discussions referred to above, the Committee determined that the audited financial statements referred to above be included in the Form 10-K for the fiscal year ended December 31, 2010.
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
Compensation Discussion and Analysis
Overview
The Compensation Committee has responsibility for establishing, implementing and regularly monitoring adherence to the Company’s compensation philosophy and objectives. The Compensation Committee ensures that the total compensation paid to Mr. Kelly, our principal executive officer, and Mr. Brees, our current chief financial officer, is fair, reasonable and competitive. Mr. Thompson, our previous Chief Financial Officer, did not receive any compensation in addition to his director compensation for serving in this position, discussed below in “Compensation of Named Executive Officers and Directors”.
The Compensation Committee:
(1)	establishes and administers a compensation policy for all of our employees; and

(2)	reviews and monitors our financial performance as it affects our compensation policies or the administration of those policies.
All of the Committee’s actions are reported to the board of directors and, where appropriate, submitted to the board of directors for ratification. In determining Mr. Brees’ and Mr. Kelly’s compensation, the Committee considers evaluations prepared by the directors. From time to time, the Compensation Committee may delegate to Mr. Kelly the authority to implement certain decisions of the Committee, to set compensation for lower officers and management employees or to fulfill administrative duties.
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
To achieve these objectives, the Compensation Committee implements and maintains compensation plans that tie a portion of Mr. Kelly’s and Mr. Brees’s overall compensation to the Company’s financial performance.

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
The Compensation Committee annually evaluates Mr. Kelly’s and Mr. Brees’s performance in light of the goals and objectives of the Company’s compensation plans and determines and approves Mr. Kelly’s and Mr. Brees’s compensation level based on this evaluation. In determining the long-term incentive components of Mr. Kelly’s and Mr. Brees’s compensation, the Compensation Committee will consider all relevant factors, including the Company’s performance, the value of similar awards to similar officers of comparable companies and the awards given to Mr. Kelly and Mr. Brees in past years. Mr. Kelly and Mr. Brees are not present at Compensation Committee or board-level deliberations concerning their compensation.
Compensation Components
Base Salary
Base salaries for our executive officers and employees are established based on the scope of their roles, responsibilities, experience levels and performance, and taking into account competitive market compensation paid by comparable companies for similar positions. Base salaries are reviewed approximately annually, and may be adjusted from time to time to realign salaries with market levels after taking into account individual performance and experience. Following the end of our 2009 fiscal year, due to conditions in the ethanol industry and the United States economy generally, the board of directors increased Mr. Kelly’s and Mr. Brees’s base salaries to $175,000 and $81,000 respectively.
Cash Bonus
In addition to the base salaries, our Committee and board of directors approved bonuses payable to Mr. Kelly and Mr. Brees for the 2010 fiscal year. The total amount of the cash bonus for Mr. Kelly was $81,579. This was composed of the regular monthly performance bonus of $31,579, and a one-time bonus of $50,000. For our 2009 fiscal year, the total cash bonus paid to Mr. Kelly was $6,427. The increase paid in 2010 relates to the Company’s increased production and stronger financial performance. The maximum bonus amount for 2009 and 2010 was 12% and, if approved by the board, was awarded based on the number of points earned, out of a total 100 points, during any given month of operation. The number of points earned is based on the achievement of certain production/plant thresholds. The monthly points earned are then multiplied by an employee’s base wage/salary pool, with each employee earning an amount equal to the ratio of his salary to total salaries paid by the Company. Mr. Kelly is also eligible for an additional bonus of .5% to 1% of the Company’s monthly net income, as determined by our unaudited, monthly financial statements, prorated based on the ratio of his pay to total management payroll.
The total amount of the cash bonus for Mr. Brees for 2010 was $39,484, composed of the regular monthly performance bonus of $14,484, and a one-time bonus of $25,000.
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

Other Compensation
In addition to his salary and cash bonus for the fiscal year ending December 31, 2010, Mr. Kelly received additional compensation and perquisites which include expense reimbursement for travel, office supplies and plant equipment as well as the payment of $8,181.42 in health insurance benefits. Mr. Brees also received additional compensation and perquisites, as well as $8,181.42 in health insurance benefits.
No Pension Benefit Plan, Deferred Compensation Plan or Change of Control or Severance Agreements
We offer no pension benefit or deferred compensation plans to Mr. Kelly or Mr. Brees. Mr. Kelly and Mr. Brees do not have change of control or severance agreements, which means our board of directors retains discretion over severance arrangements if it decides to terminate Mr. Brees or Mr. Kelly.
Accounting and Tax Treatment of Awards
Neither Mr. Kelly, Mr. Brees, nor any of our officers, directors or employees receives compensation in excess of $1,000,000. Therefore the entire amount of their compensation is deductible by the Company as a business expense. Certain large executive compensation awards are not tax deductible by companies making such awards. None of our compensation arrangements are likely to reach this cap in the foreseeable future.
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
Compensation of Named Executive Officers and Directors
Scott Docherty is currently serving as our chairman. Joe Thompson is serving as our Vice President and Jack Murray is our Treasurer and Secretary. Mr. Kelly is serving as our President/General Manager on a full-time basis. On September 1, 2007, we entered into an employment arrangement with Mr. Kelly related to his services as our President/General Manager. As of December 31, 2010, we paid Mr. Kelly a total of $264,337 for such services. Mr. Brees is serving as our Chief Financial Officer on a full-time basis. As of December 31, 2010, we paid Mr. Brees a total of $129,194 for such services. As of December 31, 2010, none of our directors or any officer received any stock awards, options, warrants, or other similar rights to purchase securities of the Company. No other officers received a salary or operated under an employment agreement or other compensation arrangement.

Summary Compensation Table. The following table sets forth all compensation paid or payable by the Company during the last two fiscal years to Mr. Kelly, our president and general manager, and to Larry Brees, who was appointed our chief financial officer in 2010.

Name and				All Other
Principal Position	Year	Salary	Bonus	Compensation	Total
Steve Kelly, President and General Manager	2010	$174,577	$81,579	$8,181	$264,337
Steve Kelly	2009	$172,907	$6,427	$11,456	$190,790
Larry Brees, Chief Financial Officer	2010	$79,154	$39,484	$10,556	$129,194
The following table sets forth all compensation paid or payable by the Company during the last fiscal year to our directors.

	Fees Earned or Paid		All Other
Name	in Cash		Compensation	Total
Scott Docherty	$1,300	(1)	$0	$1,300
Joe Thompson	$1,400	(2)	$0	$1,400
Jack Murray	$1,000		$0	$1,000
Bruce Bastert	$1,200	(3)	$0	$1,200
Roger Miller	$1,300	(4)	$0	$1,300
Zafar Rizvi	$1,400	(5)	$0	$1,400

(1)	Compensation earned by Mr. Docherty’s attendance at board meetings is made payable to Topflight Grain Cooperative.

(2)	Compensation earned by Mr. Thompson’s attendance at board meetings is made payable to Alliance Grain Company.

(3)	Compensation earned by Mr. Bastert’s attendance at board meetings is made payable to Ludlow Cooperative Elevator Co.

(4)	Compensation earned by Mr. Miller’s attendance at board meetings is made payable to Premiere Cooperative Co.

(5)	Compensation earned by Mr. Rizvi’s attendance at board meetings is made payable to Farmers Energy One Earth, LLC.
Director Compensation Arrangements
We compensate our directors $100 per regular monthly and special board meetings they attend. We will not pay the fee if the director does not attend the regular monthly or special meeting, committee meeting or pre-approved industry and other meetings and conferences. We will also pay for mileage to and from such board functions at the standard mileage rate established from time to time by the IRS. We will continue to reimburse our officers and directors for reasonable out-of-pocket expenses incurred relating to services rendered on our behalf.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS.
Security Ownership of Certain Beneficial Owners
As of December 31, 2010 we had the following persons or entities known by us to be the beneficial owners of more than 5% of the outstanding units:

		Amount and Nature of
Title of Class	Name (1)	Beneficial Owner	Percent of Class
Membership Units	Farmers Energy Incorporated	10,153 units	73.67%

(1)	Farmers Energy Incorporated’s (“FEI”) address is 2875 Needmore Rd., Dayton, Ohio 45414. FEI is a wholly owned subsidiary of REX American Resources Corporation.

Security Ownership of Management
As of December 31, 2010, our directors and officers owned membership units as follows:

		Amount and
		Nature of
	Name and Address of	Beneficial	Percent of
Title of Class	Beneficial Owner(1)	Ownership	Class
Membership Units	Steve Kelly(2)	10 units	0.07%
Membership Units	Jack Murray(3)	226 units	1.64%
Membership Units	Bruce Bastert	6 units	1.28%
Membership Units	Roger Miller	5 units	0.04%
Membership Units	Zafar Rizvi(4)	10,153 units	73.67%
All Directors and Officers as a Group:		10,400 Units	76.70%

(1)	The address of the beneficial owner is deemed to be the same address indicated above in Item 10.

(2)	Mr. Kelly’s units are owned jointly with his wife, Kathleen Kelly.

(3)
171 units are owned by Fisher Farmers, 20 units are owned by Keith Farms, 5 units are owned by JN & JM Farms and 20 units are owned by Murray Farms. Our director, Jack Murray is a principal of Fisher Farmers, Keith Farms, JN & JM Farms and Murray Farms. Mr. Murray’s remaining 10 units are owned jointly with his wife Patricia Murray.

(4)	Units are owned by Farmers Energy Incorporated. Zafar Rizvi, our director, is the President of Farmers Energy Incorporated.
We do not have any securities authorized for issuance under equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
Certain Relationships and Related Transactions
The Company’s board of directors reviews all transactions with related parties, as that term is defined in Item 404 of SEC Regulation S-K, or any transaction in which related persons have an indirect interest. The Company’s Second Amended and Restated Operating Agreement (the or our “Operating Agreement”) includes a written policy that requires that any such related party transaction be made on terms and conditions which are no less favorable to the Company than if the transaction had been made with an independent third party. Further, our Operating Agreement requires our directors to disclose any potential financial interest in any transaction being considered by the board of directors prior to voting on such matter. Since our inception, we have engaged in transactions with seven related parties. Should we engage in any such transactions in the future, all such arrangements will be analyzed and approved in accordance with the above-referenced written policies.
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
In addition, we entered into a Grain Handling Agreement with Alliance Grain Company on February 15, 2008. Under this Agreement, Alliance has agreed to provide the Company with its annual corn requirements for the term of the Agreement. Alliance will acquire corn on the Company’s behalf on pricing terms, as determined in separate written contracts customary in the grain industry, including, without limitation, cash forward pricing arrangements. The initial term of the Agreement expired two (2) years from the effective date of the Agreement. The Agreement, however, automatically renews for one (1) year terms until (i) the Company or Alliance provides written notice to the other stating its intent to terminate (such written notice to be received no less than 60 days before the expiration of the current term); (ii) either party remains in default following its receipt of a written notice of default and the expiration of a 10-day cure period; (iii) the bankruptcy of or appointment of receivership for either party; or (iv) the mutual agreement of the parties to terminate.

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
Farmers Energy Incorporated (FEI)
FEI is our majority member. In addition, FEI has the right to appoint up to six (6) members of our board of directors. However, regardless of the number of directors actually appointed by it, FEI has the right to a majority of the available director votes so long as it holds a majority of our membership units. FEI currently has appointed Zafar Rizvi to our board, and he has six votes as a director.
Topflight Grain Cooperative, Inc., Premier Cooperative, and Ludlow Cooperative Elevator Company.
Jack Murray, our director is a principal of Premiere Cooperative, which is a merger of the former Fisher Farmers Grain & Coal Company and Grand Prairie Coop, Inc. Additionally, our director Bruce Bastert is an owner in Topflight Grain Cooperative, Inc. and general manager of Ludlow Cooperative Elevator Company. We purchase corn from these cooperatives through our agreement with Alliances as discussed above.
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
Under this Agreement, the Company expended approximately $340,000 during the 2010 fiscal year. Mr. Kelly does not receive any direct financial interest from the Company’s and/or Bloomer’s participation in the Switching Agreement. However, any money paid to Bloomer under the Agreement would directly affect Bloomer’s net income and may indirectly affect Mr. Kelly’s compensation for his services as Bloomer’s general manager.

Director Independence
Our independent directors are Bruce Bastert and Roger Miller. Our directors that are not independent are Joe Thompson, Scott Docherty, Jack Murray and Zafar Rizvi. The determination of independence is made by reference to NASDAQ Rule 5605(a)(2). Under such Rule, a director is not independent if he is an executive officer or employee of the Company or otherwise has a relationship, which in the board of director’s opinion, would interfere with the ability to independently conduct his corporate responsibilities. Joe Thompson, Scott Docherty and Jack Murray are not considered independent because they are serving as our executive officers. Zafar Rizvi is not considered independent because he is a principal of our majority member FEI. While a majority of our board of directors is not independent, thereby failing the majority independence requirement of NASDAQ Rule 5605(b), the Company is not required to comply with such requirement, and instead only references these NASDAQ Rules for the sole purpose of defining independence. In making these determinations of independence, and the related determinations set forth below, the board of directors considered the related-party transactions discussed above.
Audit Committee
Our board of directors appointed an Audit Committee consisting of Bruce Bastert, Scott Docherty, Joe Thompson, Jack Murray, Zafar Rizvi and Roger Miller. The Audit Committee is exempt from independence listing standards because our securities are not listed on a national securities exchange or listed in an automated inter-dealer quotation system of a national securities association or to issuers of such securities. Nevertheless, Roger Miller and Bruce Bastert are independent within the definition of independence provided by NASDAQ Rule 5605(c)(2), which adopts the Rule 5605(a)(2) definition of independence and further requires a member to meet the criteria of independence under Exchange Act Rule 10A-3(b)(1). Roger Miller is independent under NASDAQ Rule 5605(a)(2). Further, because Roger Miller and Bruce Bastert have not accepted any consulting, advisory or other compensatory fee from the Company, or any of its subsidiaries, and is not an affiliate, he is also independent under the heightened standards of Exchange Act Rule 10A-3(b)(1). For the reasons set forth above, Jack Murray, Joe Thompson and Zafar Rizvi are not considered independent.
Compensation Committee
Jack Murray, Bruce Bastert, Roger Miller, Zafar Rizvi, Scott Docherty and Joe Thompson serve as our Compensation Committee. Bruce Bastert and Roger Miller are considered independent within the definition of independence provided by NASDAQ Rule 5605(a)(2). For the reasons set forth above, Jack Murray, Joe Thompson, Scott Docherty and Zafar Rizvi are not considered independent.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Independent Registered Public Accounting Firm
Deloitte & Touche LLP serves as our independent registered public accounting firm.
Our board of directors annually appoints the independent registered public accounting firm for the Company after receiving the Audit Committee’s recommendations, typically following the Annual Meeting. The Audit Committee has again appointed Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2011.
Audit Fees
The aggregate fees billed by the independent registered public accounting firm to the Company for the last two fiscal years are as follows:

Category	Fiscal Year	Fees
Audit Fees(1)	2010	$115,000
	2009	$90,000
Tax Fees	2010	$0
	2009	$0

(1)
Audit Fees consist of fees billed for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in our quarterly reports and services that are normally provided by Deloitte & Touche LLP in connection with statutory and regulatory filings.

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

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following exhibits are filed as part of, or are incorporated by reference into, this report:

Exhibit		Filed
No.	Description	Herewith	Incorporated by Reference
3.1	Articles of Organization of One Earth Energy, LLC.		Exhibit 3.1 to registrant’s Registration Statement on Form SB-2 as filed with the commission on July 12, 2006.

3.2	Amended and Restated Operating Agreement of the registrant.		Exhibit 3.2 to registrant’s Registration Statement on Form SB-2 as filed with the commission on July 12, 2006.

3.3	First Amendment to Amended and Restated Operating Agreement of One Earth Energy, LLC filed as part of the registrant’s Registration Statement filed on Form SB-2 and incorporated by reference.		Exhibit 3.3 to registrant’s Registration Statement on Form SB-2.

3.4	Second Amended and Restated Operating Agreement of the registrant.		Exhibit 3.2 to the registrant’s Form 10-QSB filed with the Commission on June 14, 2007.

4.1	Form of Membership Unit Certificate.		Exhibit 4.1 to registrant’s Registration Statement on Form SB-2 as filed with the commission on July 12, 2006.

10.1	Letter of Intent dated December 2, 2005 between One Earth Energy, LLC and Fagen, Inc.		Exhibit 10.1 to registrant’s Registration Statement on Form SB-2 as filed with the commission on July 12, 2006.

10.2	Phase I and II Engineering Services Agreement between One Earth Energy, LLC and Fagen Engineering, LLC dated July 20, 2006.		Exhibit 10.2 to registrant’s Registration Statement on Form SB-2 as filed with the commission on July 3, 2007.

10.3	Option Agreement between One Earth Energy, LLC and Edward E. Tucker and Cynthia J. Tucker dated February 28, 2006.		Exhibit 10.3 to registrant’s Registration Statement on Form SB-2 as filed with the commission on July 12, 2006.

10.4	Option Agreement between One Earth Energy, LLC and Don Maxwell dated March 13, 2006.		Exhibit 10.4 to registrant’s Registration Statement on Form SB-2 as filed with the commission on July 12, 2006.

Exhibit		Filed
No.	Description	Herewith	Incorporated by Reference
10.5	Consulting Agreement between One Earth Energy, LLC and Mitch Dawson dated March 23, 2006.		Exhibit 10.5 to registrant’s Registration Statement on Form SB-2 as filed with the commission on July 12, 2006.

10.5	Option Agreement between One Earth Energy, LLC and Lisa Foster dated April 17, 2006.		Exhibit 10.6 to registrant’s Registration Statement on Form SB-2 as filed with the commission on July 12, 2006.

10.7	Option Agreement between One Earth Energy, LLC and City of Gibson, Illinois dated April 18, 2006.		Exhibit 10.7 to registrant’s Registration Statement on Form SB-2 as filed with the commission on July 12, 2006.

10.8	Consulting Agreement between One Earth Energy, LLC and Above Zero Media, LLC dated May 22, 2006.		Exhibit 10.8 to registrant’s Registration Statement on Form SB-2 as filed with the commission on July 12, 2006.

10.9	Letter Agreement between One Earth Energy, LLC and Farmers Energy Incorporated (a wholly owned subsidiary of REX Stores Corporation) dated May 26, 2006.		Exhibit 10.9 to registrant’s Registration Statement on Form SB-2 as filed with the commission on July 12, 2006.

10.10	Registration Agreement between One Earth Energy, LLC and Farmers Energy One Earth, LLC dated July 11, 2006.		Exhibit 10.10 to registrant’s Registration Statement on Form SB-2 as filed with the commission on July 12, 2006.

10.11	Ethanol Marketing Agreement between One Earth Energy, LLC and Eco-Energy, Inc. dated September 15, 2006.		Exhibit 10.11 to registrant’s Amendment No. 1 to the Registration Statement on Form SB-2 as filed with the commission on September 20, 2006.

10.12
Lock-Up Agreement between One Earth Energy, LLC, Alliance Grain Co., Fisher Farmers Grain & Coal Company, Grand Prairie Co-op, Inc., Ludlow Cooperative Elevator Company and Topflight Grain Cooperative, Inc dated November 1, 2006.
Exhibit 10.12 to registrant’s Amendment No. 2 to the Registration Statement on Form SB-2 as filed with the commission on November 2, 2006.

10.13	Distiller’s Grain Marketing Agreement between One Earth Energy, LLC and United Bio Energy Ingredients, LLC.		Exhibit 10.13 to the registrant’s Form 10-QSB filed with the Commission on March 19, 2007.

10.14	Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement between One Earth Energy, LLC and Farmers Energy One Earth, LLC dated June 13, 2007.		Exhibit 10.1 to the registrant’s Form 10-QSB filed with the Commission on June 14, 2007.

10.15	Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement between One Earth Energy, LLC and Farmers Energy One Earth, LLC dated June 13, 2007.		Exhibit 10.2 to the registrant’s Form 10-QSB filed with the Commission on June 14, 2007.

10.16	Secured Promissory Note between One Earth Energy, LLC and Farmers Energy One Earth, LLC dated June 13, 2007.		Exhibit 10.3 to the registrant’s Form 10-QSB filed with the Commission on June 14, 2007.

10.17	Settlement Statement and Warranty Deed between Edward E. Tucker and One Earth Energy, LLC dated April 30, 2007.		Exhibit 10.3 to the registrant’s Post-Effective Amendment No. 2 to the Registrant Statement on Form SB-2 filed with the Commission on July 3, 2007.

Exhibit		Filed
No.	Description	Herewith	Incorporated by Reference
10.18	Rescission Waiver Letter between One Earth Energy, LLC and Fagen, Inc. dated May 24, 2007.		Exhibit 10.4 to the registrant’s Post-Effective Amendment No. 2 to the Registrant Statement on Form SB-2 filed with the Commission on July 3, 2007.

10.19	Settlement Statement and Warranty Deed between One Earth Energy, LLC and City of Gibson City dated May 31, 2007.		Exhibit 10.5 to the registrant’s Post-Effective Amendment No. 2 to the Registrant Statement on Form SB-2 filed with the Commission on July 3, 2007.

10.20	Consulting Agreement between One Earth Energy, LLC and Above Zero Media, LLC dated May 22, 2006.		Exhibit 10.8 to the registrant’s Post-Effective Amendment No. 2 to the Registrant Statement on Form SB-2 filed with the Commission on July 3, 2007.

10.21	Security Agreement between One Earth Energy, LLC and Farmers Energy One Earth, LLC dated June 13, 2007.		Exhibit 10.15 to the registrant’s Post-Effective Amendment No. 2 to the Registrant Statement on Form SB-2 filed with the Commission on July 3, 2007.

10.22	Lump Sum Design-Build Agreement between One Earth Energy, LLC and Fagen, Inc. dated May 17, 2007.+		Exhibit 10.16 to the registrant’s Post-Effective Amendment No. 2 to the Registrant Statement on Form SB-2 filed with the Commission on July 3, 2007.

10.23	Agreement between One Earth Energy and Lisa Foster dated June 15, 2007.		Exhibit 10.17 to the registrant’s Post-Effective Amendment No. 2 to the Registrant Statement on Form SB-2 filed with the Commission on July 3, 2007.

10.24	Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement between One Earth Energy, LLC and Farmers Energy One Earth, LLC dated June 18, 2007.		Exhibit 10.18 to the registrant’s Post-Effective Amendment No. 2 to the Registrant Statement on Form SB-2 filed with the Commission on July 3, 2007.

10.25	Exchange Agreement between One Earth Energy, LLC and Alliance Grain Co., dated June 26, 2007.		Exhibit 10.19 to the registrant’s Post-Effective Amendment No. 2 to the Registrant Statement on Form SB-2 filed with the Commission on July 3, 2007.

10.26	Agreement between One Earth Energy, LLC and Ameritrack Railroad Contractors, Inc. dated July 25, 2007.		Exhibit 10.5 to the registrant’s Form 10-QSB filed with the Commission on September 14, 2007.

10.27	Foundation Services Corp. Contract Agreement dated August 23, 2007.		Exhibit 10.6 to the registrant’s Form 10-QSB filed with the Commission on September 14, 2007.

10.28	Amended Secured Promissory Note between Farmers Energy One Earth, LLC and One Earth Energy, LLC dated October 16, 2007.		Exhibit 99.1 to the registrant’s Form 8-K filed with the Commission on October 19, 2007.

10.29	Construction Loan Agreement dated September 20, 2007 between One Earth Energy, LLC and First National Bank of Omaha.		Exhibit 10.1 to the registrant’s Form 10-KSB filed with the Commission on January 29, 2008.

Exhibit		Filed
No.	Description	Herewith	Incorporated by Reference
10.30
Construction Notes dated September 20, 2007 between One Earth Energy, LLC and First National Bank of Omaha; Deere Credit, Inc.; Farm Credit Services of America; Quad City Bank and Trust; Citizens First National Bank; CoBank; Capital Farm Credit; Busey Bank; Farm Credit Services; Transamerica Occidental Life Insurance Company; and, First Indiana Bank.
Exhibit 10.2 to the registrant’s Form 10-KSB filed with the Commission on January 29, 2008.

10.31	Revolving Promissory Notes dated September 20, 2007 between One Earth Energy, LLC and First National Bank of Omaha; First Indiana Bank; Citizens First National Bank; Deere Credit, Inc.; and, CoBank.		Exhibit 10.3 to the registrant’s Form 10-KSB filed with the Commission on January 29, 2008.

10.32	Promissory Note and Continuing Letter of Credit Agreement dated September 20, 2007 between One Earth Energy, LLC and First National Bank of Omaha.		Exhibit 10.4 to the registrant’s Form 10-KSB filed with the Commission on January 29, 2008.

10.33	Construction Loan Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement dated September 20, 2007 between One Earth Energy, LLC and First National Bank of Omaha.		Exhibit 10.5 to the registrant’s Form 10-KSB filed with the Commission on January 29, 2008.

10.34	Security Agreement dated September 20, 2007 between One Earth Energy, LLC and First National Bank of Omaha.		Exhibit 10.6 to the registrant’s Form 10-KSB filed with the Commission on January 29, 2008.

10.35	Design/Build Construction Contract dated December 26, 2007 between One Earth Energy, LLC and Hogenson Construction Company.		Exhibit 10.7 to the registrant’s Form 10-KSB filed with the Commission on January 29, 2008.

10.36	Ethanol Merchandising Agreement dated June 5, 2009 between One Earth Energy, LLC and Lansing Ethanol Services, LLC.+		Exhibit 10.1 to the registrant’s Form 10-K filed with the Commission on November 8, 2010.

10.37	Natural Gas Pipeline Company of America LLC (Natural) Transportation Rate Schedule Its dated June 29, 2009 between One Earth Energy, LLC and Natural Gas Pipeline Company of America LLC.		Exhibit 10.2 to the registrant’s Form 10-K filed with the Commission on November 8, 2010.

10.38	Grain Handling Agreement dated February 15, 2008 between One Earth Energy, LLC and Alliance Grain Co.+		Exhibit 10.3 to the registrant’s Form 10-K filed with the Commission on November 8, 2010.

10.39	Mutual Release and Termination of Ethanol Marketing Contract Agreement dated May 14, 2009 between One Earth Energy, LLC and Eco-Energy Inc.		Exhibit 10.4 to the registrant’s Form 10-K filed with the Commission on November 8, 2010.

10.40	Agreement for Assignment of an Undivided Interest in Real Property and Its Appurtenances dated December 9, 2008 between One Earth Energy, LLC and Ameren Energy Generating Company.+		Exhibit 10.5 to the registrant’s Form 10-K filed with the Commission on November 8, 2010.

Exhibit		Filed
No.	Description	Herewith	Incorporated by Reference
10.41	System Extension or Modification Guarantee Agreement dated January 18, 2008 between One Earth Energy, LLC and Central Illinois Public Service Company d/b/a AmerenCIPS.		Exhibit 10.6 to the registrant’s Form 10-K filed with the Commission on November 8, 2010.

10.42	First Amendment of Construction Loan Agreement dated September 19, 2008 between One Earth Energy, LLC and First National Bank of Omaha.		Exhibit 10.7 to the registrant’s Form 10-K filed with the Commission on November 8, 2010.

10.43	Amendment to Distiller’s Grains Marketing Agreement between United Bio Energy Ingredients and One Earth Energy, LLC dated December 31, 2010.	X

14.1	Code of Ethics		Exhibit 14.1 to the registrant’s Form 10-K filed with the Commission on January 29, 2008.

31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X

31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X

32.1	Certificate Pursuant to 18 U.S.C. § 1350	X

32.2	Certificate Pursuant to 18 U.S.C. § 1350.	X
SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONE EARTH ENERGY, LLC

Date: March 31, 2011	/s/ Steve Kelly Steve Kelly
President (Principal Executive Officer)

Date: March 31, 2011	/s/ Larry Brees Larry Brees
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 31, 2011	/s/ Joe Thompson Joe Thompson
Vice President and Director

Date: March 31, 2011	/s/ Scott Docherty Scott Docherty
Chairman and Director

Date: March 31, 2011	/s/ Jack Murray Jack Murray
Treasurer/Secretary and Director

Date: March 31, 2011	/s/ Bruce Bastert Bruce Bastert
Director

Date: March 31, 2011	/s/ Roger Miller Roger Miller, Director

Date: March 31, 2011	/s/ Zafar Rizvi Zafar Rizvi, Director